Form 10-Q
period 1995-12-31
MARQUEE ENTERTAINMENT INC
filed 1996-02-08
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1995
                                ---------------------------------
                                OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     ---------------
Commission File Number     0-15413
                        -----------------------------------------
                   MARQUEE ENTERTAINMENT, INC.
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Nevada                                95-3480640
------------------------------            ------------------------
(State or other jurisdiction of           (I.R.S. Employer ID No.)
incorporation or organization)

       9044 Melrose Avenue, 3rd Floor, Los Angeles, CA 90069
-----------------------------------------------------------------
             (Address of principal executive offices)

                         (310) 859-8250
-----------------------------------------------------------------
       (Registrant's telephone number, including area code)

                         NOT APPLICABLE
-----------------------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                   No
                            ----                     ----

               APPLICABLE ONLY TO CORPORATE ISSUERS:
      The registrant had 54,154,000 shares of its $.001 par value common stock outstanding as of January 31, 1996.

                              PART I
                              ITEM I

                   MARQUEE ENTERTAINMENT, INC.

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  December 31, 1995 and September 30, 1995                   3

  Consolidated Statement of Operations
  for the three months ended December 31, 1995               4
  and 1994

  Consolidated Statements of Cash Flows for the three
  months ended December 31, 1995 and 1994                  5 to 6

  Notes to Condensed Financial Statements                  7 to 15

                     MARQUEE ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEETS

                                          (UNAUDITED)
                                          December 31,   September 30,
                                              1995          1995
                                          ------------   -------------
ASSETS:
 Cash                                        $88,776        $75,495
 Accounts receivable-trade                   143,660        105,260
 Note receivable-officer (Note 2)             92,484         92,484
 Reserve for doubtful account (Note 2)       (92,484)       (92,484)

 Film inventory (Note 2)

 Furniture and fixtures, at cost, net of
  accumulated depreciation of $67,680
  and $64,153 at December 31, 1995 and
  September 30, 1995 (Note 2)                  5,606          9,586

 Security deposit and other assets            31,355         38,600
                                          -----------    -----------
                                            $269,397       $228,941
                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:

 Accounts payable and accrued expenses      $175,924       $149,815
 Accrued Payroll                             398,920        379,170
 Deferred income (Note 1) and (Note 7)       129,643         29,643
 Notes Payable (Note 2)                       50,000         50,000
                                          -----------    -----------
    Total liabilities                        754,487        608,628
                                          -----------    -----------
Commitments (Note 7)

 Shareholders' equity:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.001 par value;
   250,000,000 shares authorized;
   54,154,000 shares issued and
   outstanding at December 31, 1995
   and September 30, 1995 (Note 2)            54,154         54,154
 Additional paid-in capital (Note 2)       2,856,232      2,856,232
 Accumulated (deficit)                    (3,395,476)    (3,290,073)
                                          -----------    -----------
 Total shareholders' (deficit)              (485,090)      (379,687)
                                          -----------    -----------
                                            $269,397       $228,941
                                          ===========    ===========

                      See notes to financial statements.

                     MARQUEE ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                            (UNAUDITED)



                                               1995         1994
                                            -----------  -----------
Film revenue (Note 1 and 2)                    $49,954      $99,738
                                            -----------  -----------
Costs and expenses:
  Operating costs and film amortization          5,327        3,724
  (Note 2)
  Selling, general and administration          148,807      149,118
                                            -----------  -----------

Operating profit (loss)                       (104,180)     (53,104)
                                            -----------  -----------

Other income (expense):
  Interest income                                   27          239
  Interest expense (Note 2)                     (1,250)      (2,500)
                                            -----------  -----------
                                                (1,223)      (2,261)
                                            -----------  -----------

Net (loss)                                   ($105,403)    ($55,365)
                                            ===========  ===========

Net (loss) per share (Note 3 and 6)             ($0.00)      ($0.00)
                                            ===========  ===========














                      See notes to financial statements.

                     MARQUEE ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                            (UNAUDITED)


                                               1995         1994
                                            -----------  -----------
Cash flows from operating activities:
  Net (loss)                                 ($105,403)    ($55,365)
                                            -----------  -----------
  Adjustments to reconcile net profit
   (loss) to net cash provided (used) by
   operating activities (Note 2):
    Depreciation and amortization                3,980        3,723
    Decrease (increase) in other assets          7,245        7,849
    Decrease(Increase) in accounts
      receivable-trade                         (38,400)     144,865
    Increase (decrease) in accounts payable
      and accrued expenses                      26,109      (28,485)
    Increase (decrease) in accrued payroll      19,750      (14,544)
    Increase (decrease) in deferred income     100,000       (9,975)
    (Decrease) in Notes payable                             (50,000)
                                            -----------  -----------
        Total adjustments                      118,684       53,433
                                            -----------  -----------
        Net cash provided (used) by
         operating activities                   13,281       (1,932)
 Cash flows from investing activities:
                                            -----------  -----------
    Net cash used in investing activities            0            0
                                            -----------  -----------
Cash flows from financing activities:                0            0
Net increase (decrease) in cash and cash    -----------  -----------
 equivalents                                    13,281       (1,932)
Cash and cash equivalents at beginning
 of year                                        75,495       34,726
                                            -----------  -----------
Cash and cash equivalents at end of year       $88,776      $32,794
                                            ===========  ===========






                      See notes to financial statements.

                   MARQUEE ENTERTAINMENT, INC.
                    STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED DECEMBER 31 1995 AND 1994
                          (UNAUDITED)
                          (Continued)


Supplemental disclosures of cash flow information:


Supplemental schedule of noncash investing and financing activities:

   The Company issued $175,000 in notes payable to Peregrine in conjunction with the asset acquisition. (Note 2) The notes bear interest at the rate of 10% per annum and are payable over four years.


Disclosure of accounting policy:

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.






















                 See notes to financial statements.

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation:

The accompanying condensed financial statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the information included therein in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial should be read in conjunction with the more detailed financial statements and related footnotes thereto which are incorporated by reference in Form 10K for the year ended September 30, 1995.

The results of operations for the three month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

The balance sheets are presented in an unclassified format in accordance with FAS No. 53.

As of December 31, 1995 the Company had $88,776 available to meet operating requirements. In addition, it had net accounts receivable of $143,660. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

Sales activity has continued and the Company's personnel is negotiating some major market licenses. There can be no assurance of consummating these negotiations at this time.

With regard to the note receivable due from the Company's Chairman, although the Company fully reserved the note due to the uncertainty of collection, the Company still continues to make efforts to collect on the note.

The revenue from the library of films currently owned by the Company was not adequate in fiscal 1995 to meet the expenses of the Company and it is not anticipated that it will be adequate in the long term. Management believes that the Company must acquire

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 1 - cont...

additional motion pictures for distribution and is currently seeking to make such acquisitions. However, there can be no assurance as to the Company's ability to find such additional motion pictures on terms favorable to the Company or, if found, as to the Company's ability to finance the acquisition of any such pictures, given the limited funds available to the Company and the commercial lending and economic climate in general.

Management believes that with maintaining reductions in operational costs, and increased sales activity from the current library and new acquired motion pictures, the Company will be able to continue as a going concern. However, at this time, there can be no assurances that the Company will be able to continue as a going concern.

Film revenue recognition:

Revenues from television license agreements are recognized as each film becomes available for telecasting by the licensee. Revenues from other contractual agreements are recognized when the films delivered are free of any conflicting licenses.

Accounts receivable:

Accounts receivable consist of the unpaid portion of license agreements received from customers on a worldwide basis. The Company's management performs credit evaluations of all customers and reserves for any potential credit losses. The standard procedure when entering into a licensing agreement requires 20% payment upon signing and the 80% balance to be paid prior to delivery of films licensed. Accordingly, uncollected amounts are not a significant problem for the Company.


Furniture and fixtures:

Depreciation of furniture and fixtures is being provided by utilization of the straight-line method over the estimated useful lines of the assets which range from 3 to 5 years.

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - cont...

Film Costs and Amortization:

As of September 30, 1994 the Company's film inventory was fully amortized.


Note 2  -  Related Party Transactions:

Acquisition Agreement:

On March 12, 1991 the Registrant concluded an Acquisition Agreement (the "Acquisition Agreement") with Peregrine Entertainment, Ltd. ("PEL"), Peregrine Producers Group ("PPG") and Peregrine Film Distribution, Inc. ("PFD") (all of which are operating as debtors in possession under the United States Bankruptcy Code), resulting in the Registrant's acquisition of, among other things, 30,000,000 shares of common stock of the Registrant, par value $.001 per share ("Common Stock"), owned by PEL and representing 50% ownership of the Registrant, which have been retired, and the other transactions described below.

Pursuant to the Acquisition Agreement, the Registrant acquired from PEL, PPG and PFD, substantially all of their assets as of August 31, 1990 (the "Assets") for a purchase price of $650,000. The Assets principally consist of 29 made-for-television motion pictures owned by PPG (the "PPG Films"), all of PPG's and PFD's rights to accounts receivable derived from the PPG Films, miscellaneous furniture and equipment of PEL, and 30,000,000 shares of Common Stock owned by PEL.

The purchase price consisted of $475,000 paid in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years (the "Notes"). Principal is due as follows:

      March 31, 1993                $ 75,000  Paid
      December 31, 1994               50,000  Paid
      February 22, 1996               50,000
                                    --------
                                    $175,000
                                    ========

PEL and subsidiaries waived and extended the principal payment of $50,000 due March 31, 1995 to February 22, 1996.

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 - cont...


Note Receivable - Officer:

As of September 30, 1992 Mr. Harold Brown, Chairman and Chief Executive Officer of the Company was indebted to the Company in the sum of $50,000 evidenced by a promissory note. On December 16, 1992 this loan was increased to $90,000. The loan bears interest at the rate of 3 percent per annum, all interest and principal with extension, was due September 28, 1993.
                                                               On
the due date Mr. Brown notified the Company that he was unable to repay the note and could not provide a specific date when he could satisfy this obligation. Due to the uncertainty of repayment of this loan the Company has made formal demand for payment. Further to the demand as of September 30, 1993, due to the uncertain collectability of the note, the Company fully reserved the note and the accrued interest in the amount of $92,484.


Note 3 - Net Profit (Loss) Per Share

Net (loss) per share is not computed using common stock equivalents at December 31, 1995 and 1994 because they would be antidilutive.


Note 4 - Lease Commitment

The Company entered into a lease agreement for 3,000 square feet of office space; the term is 6 years 8 months, beginning May 1, 1991 and ending December 31, 1997. Rent expense over the next three fiscal years is as follows:

               1996                $74,480
               1997                $74,480
               1998                $18,609


Note 5 - Income Taxes:

The Company files its federal and state income tax returns each year as of December 31 instead of its fiscal year end of September
30. The following table sets forth the Company net loss carryforward for each tax year beginning December 31, 1987 through

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 5 - cont...


December 31, 1994 and the expiration dates of each net loss carryforward:

                             FEDERAL

 Tax Year                Amount of                 Expiration
  Ended                   Net Loss                    Date
December 31,             Carryforward              December 31,
------------             ------------              ------------
1987                     $<  167,461>                  2002
1988                      <  343,668>                  2003
1989                      <  289,685>                  2004
1990                      <  734,518>                  2005
1991                      <  414,108>                  2006
1992                      <  158,229>                  2007
1993                      <  800,189>                  2008
1994                      <  167,848>                  2009
                          -----------                  ----
        Total NOL         $<3,075,706>
                          ============
                              STATE

 Tax Year                Amount of                 Expiration
  Ended                  Net Loss                    Date
December 31,             Carryforward              December 31,
------------             ------------              ------------
1991                     $<  206,654>                  1997
1992                      <   78,715>                  1998
1993                      <  399,695>                  1998
1994                      <   83,559>                  1999
                         ------------                  ----
                         $<  768,623>
                         ============

If the net loss carryforward were to be realized, a deferred tax asset of approximately $1,200,000 would be set forth. However, due to the unlikely realization of such an asset, a valuation reserve of $1,200,000 would be required and no benefit would be recorded until the loss carryforward is realized.

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 6 - Incentive Stock Option Plans:

Shares reserved for issuance: Shares of common stock were reserved for the exercise of the following (shares in thousands):

                                                  September 30,
                                                 1995      1994
                                                ------    ------
Incentive and nonqualified stock option plans:
     Outstanding                                 3,000     2,600
     Available for grant                        48,000    48,400
                                                -------   ------
                                   Totals       51,000    51,000
                                                ======    ======

Effective April 30, 1993 the Company's shareholders adopted the 1993 Incentive Stock Option Plan. No further options will be granted under the 1986 plan. Under the previous plan options were granted to purchase 2,175,000 shares during fiscal year 1992; none have been exercised, 175,000 have been terminated and at September 30, 1995 options to purchase 2,000,000 remain outstanding from the previous plan.

The 1993 Incentive Plan is administered by the Board of Directors of the Company, or a Committee of not less than two members thereof, which, except as set forth below with respect to the Directors themselves, has the authority to determine the persons to whom the options may be granted, the number of shares to be covered by each option, the time or times at which the options may be granted or exercised and, for the most part, the terms and provisions of the options. Under the 1993 Incentive Plan, the option exercise price may not be less than 100% (or 110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of the Common Stock on the date of grant; the exercise price of options granted to Officers and Directors will be 100%of fair market value on the date of grant, or 110% if the Officer or Director owns 10% or more of the outstanding voting securities of the Company. No option under the 1993 Incentive Plan may be exercised (i) within one year of the date of grant, but must be exercisable at the rate of at least 20% per year over five years from the date of grant, or (ii) more than ten years from the date of grant except that options granted to

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 6 - cont...


optionees owning 10% or more of the outstanding voting securities of the Company may not be exercised more than five years from the date of grant.

On October 30th of each year while the 1993 Incentive Plan is in effect, all eligible Directors of the Company will receive options to purchase 100,000 shares of Common Stock if they served as a Director during the previous fiscal year (or a pro-ratable amount if they served for less than all of the fiscal year) which shall expire five years from the date of grant. Options granted to Directors will be exercisable at the rate of 50% in each of the second and third years from the date of grant on a cumulative basis. All grants of options to Directors under the 1993 Incentive Plan will be automatic without any discretion on the part of the Board or the Committee, as the case may be, with respect to the grantee, the number of shares of Common Stock subject to options to be granted, the term of the options, and the exercise price of the options.

The 1993 Incentive Plan provides for the granting of incentive stock options to purchase a maximum of 25,000,000 shares. The 1993 Incentive Plan limits the percentage of the total number of options which may be granted to Officers and Directors to 50% or 12,500,000 shares.

The 1993 Incentive Plan provides that no options shall be granted thereunder after March 7, 2003. The Board of Directors may amend, suspend or terminate the 1993 Incentive Plan at any time.

1993 Non-Qualified Stock Option Plan

Shareholders adopted the Marquee Entertainment 1993 Non-Qualified
Stock Option Plan ("1993 Non-Qualified Plan") on April 30, 1993.

The 1993 Non-Qualified Plan is administered by the Board of Directors of the Company, or a committee of not less than two members thereof, which, except as set forth below with respect to the Directors themselves, has the authority to determine the persons to whom the options may be granted, the number of shares to be covered by each option, the time or times at which the options

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 6 - cont...


may be granted or exercised and, for the most part, the terms and provisions of the options. Under the 1993 Non-Qualified Plan, the exercise price may not be less than 85% (or 110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of the Common Stock on the date of grant; the exercise price of options granted to Officers and Directors will be 100% of the fair market value on the date of grant, or 110% if the Officer or Director owns 10% or more of the outstanding voting securities of the Company. Options under the 1993 Non-Qualified Plan cannot be exercised within one year or later than five years from the date of grant and must be exercisable at the rate of 50% in each of the second and third years from the date of grant on a cumulative basis.

Upon their election as a Director and on October 30th of each subsequent year while in the 1993 Non-Qualified Plan is in effect, all Directors (including employee-Directors) of the Company will receive options to purchase 100,000 shares of common stock if they served as a Director during the previous fiscal year (or a pro-ratable amount if they served for less than all of the fiscal year) which shall expire five years from the date of grant. All grants of options to Directors under the 1993 Non-Qualified Plan will be automatic without any discretion on the part of the Board or the Committee, as the case may be, with respect to the grantee, the number of shares of Common Stock subject to options to be granted, the term of the options, and the exercise price of the options.

The 1993 Non-Qualified Plan provides for the granting of non-qualified stock options to purchase a maximum of 25,000,000 shares. The 1993 Non-Qualified Plan limits the percentage of the total number of options which may be granted to Officers and Directors to 50% or 12,500,000 shares.

The 1993 Non-Qualified Plan provides that no options shall be granted thereunder after March 7, 2003. The Board of Directors may amend, suspend or terminate the 1993 Non-Qualified Plan at any time. Changes in options outstanding under the stock options plans are summarized below (shares in thousands):

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 6 - cont...

                                                   Non-    Per Share
                                    Incentive  qualified  Exercise Price
                                    ---------  ---------  --------------
Outstanding at October 1, 1992        2,175        ---    $.02 to $.022
Automatic grant to Directors           ---         200    $.022
Exercised                              ---         ---        ---
Canceled                              <  75>       ---    $.02
                                      ------      -----   -------------
Outstanding at September 30, 1993     2,100        200    $.02 to $.022
Automatic grant to Directors            200        200    $.011
Exercised                              ---         ---        ---
Canceled                              < 100>       ---    $.02
                                      ------      -----   ------------

Outstanding at September 30, 1994     2,200        400    $.011 to $.022
Automatic grant to Directors            200        200    $.011
Exercised                              ---         ---        ---
Canceled                               ---         ---        ---
                                      ------      -----   --------------

Outstanding at September 30, 1995     2,400        600    $.011 to $.022
                                      =====       =====   ==============

Note 7 - Commitment:

Pursuant to employment agreements between the company and Harold Brown and Ralph T. Smith, respectively, dated March 12, 1991, annual compensation is $150,000 and $140,000 respectively. The term of the agreements is one year; the term is automatically extended until terminated by ninety days written notice given by either party to the other.

                   MARQUEE ENTERTAINMENT, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


For the three months ended December 31, 1995, the Company had a loss of $105,403. The Company's net worth deficit increased to $485,090. The Company's cash position increased by $13,281 since September 30, 1995. During the first quarter ending December 31, 1995 the Company formed a subsidiary, Delta-Gamma Film Distribution, to act as a sales agent for producers of films and other film distributors. During the period, Delta-Gamma Film Distribution earned $12,375 in sales commissions.

Results of Operations

Revenue during the three months ended December 31, 1995 was $49,954, a decrease of $49,784 as compared to the three months ended December 31, 1994. This decrease was due to certain license agreements entered in 1994 that were not matched in 1995.

Operating expenses for the three months ended December 31, 1995 were $5,327, an increase of $1,603 compared to the same period in the prior year. This increase relates to additional print costs during the period.

Selling, general and administrative expenses during the period ended December 31, 1995 increased by $311 as compared to the same period in 1994. There were certain off-setting factors between the periods, such as salaries and employee benefits increased by $6700 due to having an additional full-time employee and group medical on all employees; professional fee decreased by $5,000 as a result of less cost in external revenue audit and legal work; auto expense decreased by $4,023 due to major repair work in 1994 that did not reoccur in 1995; entertainment and travel expenses increased by $2,043 due to one sales trip during the period in 1995. No other significant variations were noted as management continues to maintain cost levels.

Capital Resources and Liquidity

As of December 31, 1995 the Company had $88,776 available to meet operating requirements. In addition, it had net accounts receivable of $143,660. This cash position is not adequate to meet the Company's operational needs.

The Company has no significant immediate liabilities that it is unable to satisfy, because at the present time the officers of the

                   MARQUEE ENTERTAINMENT, INC.

Company are willing to permit a significant portion of their salaries to accrue without payment. If the officers were to change their position and demand full payment of their salaries, the Company will be unable to satisfy these liabilities. In addition, the principal payment of $50,000 due on March 31, 1995 on the PEL note was extended until February 22, 1996.

Sales activity on the Company's owned library of films is continuing to be relicensed as territories become available and the Company's personnel is negotiating some major market licenses.
There can be no assurance of consummating these negotiations at this time.

With regard to the note receivable due from the Company's Chairman, although the Company fully reserved the note due to the uncertainty of collection, the Company still continues to make efforts to collect on the note.

The revenues from the library of films currently owned by the Company were not adequate in fiscal 1995 to meet the expenses of the Company and it is not anticipated that they will be adequate in the long term. Management believes that the Company must acquire additional motion pictures for distribution and is currently seeking to make such acquisitions. However, there can be no assurance as to the Company's ability to find such additional motion pictures on terms favorable to the Company or, if found, as to the Company's ability to finance the acquisition of any such pictures, given the limited funds available to the Company and the commercial lending and economic climate in general.

Management believes that with maintaining reductions in operational costs, and continuing sales activity from the current library and new acquired motion pictures, the Company will be able to continue as a going concern. However, at this time, there can be no assurances that the Company will be able to continue as a going concern.

                   MARQUEE ENTERTAINMENT, INC.


                   PART II - OTHER INFORMATION

Items 1 through 5 are not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                   MARQUEE ENTERTAINMENT, INC.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MARQUEE ENTERTAINMENT, INC.


Date   February 6, 1996         By  /s/ Ralph T. Smith
      -------------------           -----------------------------
                                    Ralph T. Smith, President
                                    and Chief Accounting Officer