Form 10-Q/A
period 1995-12-31
MARQUEE ENTERTAINMENT INC
filed 1996-03-19
CIK 806277

AMENDMENT ONE
                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 is included with this report. No reports on Form 8-K were filed by the Company during the quarter covered by this report.

                   MARQUEE ENTERTAINMENT, INC.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MARQUEE ENTERTAINMENT, INC.


Date   March 19, 1996           By  /s/ Ralph T. Smith
      -------------------           -----------------------------
                                    Ralph T. Smith, President
                                    and Chief Accounting Officer