Form 10-Q
period 1996-03-31
MARQUEE ENTERTAINMENT INC
filed 1996-05-14
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996
                                ---------------------------------
                                OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     ---------------
Commission File Number     0-15413
                        -----------------------------------------
                   MARQUEE ENTERTAINMENT, INC.
- -----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Nevada                                95-3480640
- ------------------------------            ------------------------
(State or other jurisdiction of           (I.R.S. Employer ID No.)
incorporation or organization)

       9044 Melrose Avenue, 3rd Floor, Los Angeles, CA 90069
- -----------------------------------------------------------------
             (Address of principal executive offices)

                         (310) 859-8250
- -----------------------------------------------------------------
       (Registrant's telephone number, including area code)

                         NOT APPLICABLE
- -----------------------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
      The registrant had 1,353,716 shares of its $.04 par value common stock outstanding as of May 14, 1996.

                              PART I
                              ITEM I

                   MARQUEE ENTERTAINMENT, INC.

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  March 31, 1996 and September 30, 1995                      3

  Consolidated Statements of Operations
  for the three months ended March 31, 1996
  and 1995                                                   4

  Consolidated Statements of Operations
  for the six months ended March 31, 1996
  and 1995                                                   5

  Consolidated Statements of Cash Flows for the six
  months ended March 31, 1996 and 1996                     6 to 7

  Notes to Condensed Financial Statements                  8 to 16

                          MARQUEE ENTERTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEETS

                                            (UNAUDITED)
                                             March 31,   September 30
                                               1996         1995
                                            -----------  -----------
ASSETS:
 Cash                                          $35,692      $75,495
 Accounts receivable-trade                     205,120      105,260
 Note receivable-officer (Note 2)               92,484       92,484
 Reserve for doubtful account (Note 2)         (92,484)     (92,484)
 Note receivable                                25,000
 Film inventory (Note 2)
 Furniture and fixtures, at cost, net of
  accumulated depreciation of $70,133
  and $64,153 at March 31, 1996 and
  September 30, 1995(Note 2)                     3,061        9,586
 Security deposit and other assets              30,410       38,600
                                            -----------  -----------
                                              $299,283     $228,941
                                            ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued expenses        $233,439     $149,815
 Accrued Payroll                                            379,170
 Deferred income (Note 1) and (Note 7)         129,643       29,643
 8% Convertible debenture (Note 1)             441,257
 Notes Payable(Note 2)                          50,000       50,000
                                            -----------  -----------
    Total liabilities                          854,339      608,628
                                            -----------  -----------
 Commitments (Note 7)

 Shareholders' equity:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.04 par value;
   25,000,000 shares authorized;
   1,353,716 shares issued and
   outstanding at March 31, 1996
   and September 30, 1995 (Note 1)              54,154       54,154
  Additional paid-in capital (Note 2)        2,856,232    2,856,232
  Accumulated (deficit)                     (3,465,442)  (3,290,073)
                                            -----------  -----------
    Total shareholders' (deficit)             (555,056)    (379,687)
                                            -----------  -----------
                                              $299,283     $228,941
                                            ===========  ===========

                      See notes to financial statements.

                          MARQUEE ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


                                               1996         1995
                                            -----------  -----------
Film revenue (Notes 1 and 2)                   $82,002     $158,276
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization         24,571       14,291
  (Note 2)

  Selling, general and administration          126,186      148,041

                                            -----------  -----------
Operating profit (loss)                        (68,755)      (4,056)
                                            -----------  -----------
Other income (expense):

  Interest income                                   39           39
  Interest expense (Note 2)                     (1,250)      (1,250)
                                            -----------  -----------
                                                (1,211)      (1,211)
                                            -----------  -----------

Net (loss)                                    ($69,966)     ($5,267)
                                            ===========  ===========

Net (loss) per share (Notes 3 and 6)            ($0.05)      ($0.00)
                                            ===========  ===========














                      See notes to financial statements.

                          MARQUEE ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)


                                               1996         1995
                                            -----------  -----------
Film revenue (Notes 1 and 2)                  $131,956     $258,014
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization         29,898       18,015
  (Note 2)

  Selling, general and administration          274,993      297,159

                                            -----------  -----------
Operating profit (loss)                       (172,935)     (57,160)
                                            -----------  -----------
Other income (expense):

  Interest income                                   66          278
  Interest expense (Note 2)                     (2,500)      (3,750)
                                            -----------  -----------
                                                (2,434)      (3,472)
                                            -----------  -----------

Net (loss)                                   ($175,369)    ($60,632)
                                            ===========  ===========

Net (loss) per share (Notes 3 and 6)            ($0.13)      ($0.04)
                                            ===========  ===========














                      See notes to financial statements.

                        MARQUEE ENTERTAINMENT, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                               (UNAUDITED)


                                               1996         1995
                                            -----------  -----------
Cash flows from operating activities:
  Net (loss)                                 ($175,369)    ($60,632)
                                            -----------  -----------
  Adjustments to reconcile net profit
   (loss) to net cash provided (used) by
   operating activities (Note 2):
    Depreciation and amortization                6,525        7,447
    Decrease (increase) in other assets          8,190       11,593
    Decrease (increase) in accounts
      receivable-trade                         (99,860)     143,444
    (Increase) in note receivable              (25,000)
    Increase (decrease) in accounts payable
     and accrued expenses                       83,624      (27,897)
    Increase (decrease) in accrued payroll    (379,170)      10,830
    Increase (decrease) in deferred income     100,000       (9,475)
    Increase in 8% convertible debenture       441,257
    (Decrease) in Notes payable                             (50,000)
                                            -----------  -----------
        Total adjustments                      135,566       85,942
                                            -----------  -----------
        Net cash provided (used) by
         operating activities                  (39,803)      25,310
Cash flows from investing activities:
                                            -----------  -----------
    Net cash used in investing activities            0            0
                                            -----------  -----------
Cash flows from financing activities:                0            0
Net increase (decrease) in cash and cash    -----------  -----------
    equivalents                                (39,803)      25,310
Cash and cash equivalents at beginning
 of year                                        75,495       34,726
                                            -----------  -----------
Cash and cash equivalents at end of year       $35,692      $60,036
                                            ===========  ===========








                      See notes to financial statements.

                        MARQUEE ENTERTAINMENT, INC.
                         STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                              (UNAUDITED)
                              (Continued)


Supplemental disclosures of cash flow information:


Supplemental schedule of noncash investing and financing activities:
    The Company issued $175,000 in notes payable to Peregrine in conjunction the asset acquisition (Note 2). The notes bear interest at the rate of 10% per annum and are payable over four years.

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

The Company's Board of Directors, on March 7, 1996, authorized a reverse stock split of 1 for 40 of its issued and outstanding common stock reducing the outstanding shares from 54,154,000 to 1,353,716. In addition, the authorized number of shares was reduced from 250,000,000 to 25,000,000.

The results of operations for the six month period ended March
31, 1996 are not necessarily indicative of the results to be expected for the full year.

The balance sheets are presented in an unclassified format in accordance with FAS No. 53.

As of March 31, 1996 the Company had $35,692 available to meet operating requirements. In addition, it had net accounts receivable of $205,120. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available.

The Company entered into two 8% Convertible Debentures due March 31, 1999, one in favor of Harold Brown in the principal amount of $239,450 and the other in favor of Ralph Smith in the principal amount of $201,807. The Debentures were issued as of April 1, 1996 as evidence of past due salary owing to Messrs. Brown and Smith through March 31, 1996. The Debentures are convertible, in whole or in part, into Common Stock of the Company at any time by delivery of written notice. The Conversion Price is $0.25 per share, subject to adjustment upon certain changes in the capital stock of the Company. The Company has the right to call the Debentures for prepayment at any time, and the right to convert shall expire upon the call date.

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - cont...

Sales activity has continued and the Company's personnel are negotiating some major market licenses. There can be no assurance of consummating these negotiations at this time.

With regard to the note receivable due from the Company's Chairman, although the Company fully reserved the note due to the uncertainty of collection, the Company still continues to make efforts to collect on the note. As of March 31, 1996, the Chairman executed a new note which matures March 31, 2003 and bears interest at the rate of 9% per annum, with interest payable semi-annually in arrears.

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

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - cont...

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

The purchase price consisted of $475,000 paid in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years (the "Notes"). Principal is due as follows:

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 2 - cont...


      March 31, 1993                $ 75,000  Paid
      December 31, 1994               50,000  Paid
      February 22, 1996               50,000
                                    --------
                                    $175,000
                                    ========

The Company was unable to make its payment due February 22, 1996.
However, the Company intends to pay this obligation as soon as possible and no action has been taken by the lender at this time.


Note Receivable - Officer:

As of September 30, 1992 Mr. Harold Brown, Chairman and Chief Executive Officer of the Company was indebted to the Company in the sum of $50,000 evidenced by a promissory note. On December 16, 1992 this loan was increased to $90,000. The interest rate on the loan was 3 percent per annum, and all interest and principal, with extension, was due September 28, 1993.

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

On March 31, 1996 the Company received a note from Mr. Brown for
$92,484 plus interest at 9% due and payable March 31, 2003.
Interest is payable semi-annually in arrears, on September 30 and March 31 of each year.


Note 3 - Net Profit (Loss) Per Share

Net (loss) per share is not computed using common stock equivalents at March 31, 1996 and 1995 because they would be antidilutive.

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 4 - Lease Commitment

The Company entered into a lease agreement for 3,000 square feet of office space; the term is 6 years 8 months, beginning May 1, 1991 and ending December 31, 1997. Rent expense over the next three fiscal years is as follows:

               1996                $74,480
               1997                $74,480
               1998                $18,609


Note 5 - Income Taxes:

The Company files its federal and state income tax returns each year as of December 31 instead of its fiscal year end of September
30. The following table sets forth the Company net loss carryforward for each tax year beginning December 31, 1987 through December 31, 1994 and the expiration dates of each net loss carryforward:

                             FEDERAL

 Tax Year                Amount of                 Expiration
  Ended                   Net Loss                    Date
December 31,             Carryforward              December 31,
- ------------             ------------              ------------
1987                     $<  167,461>                  2002
1988                      <  343,668>                  2003
1989                      <  289,685>                  2004
1990                      <  734,518>                  2005
1991                      <  414,108>                  2006
1992                      <  158,229>                  2007
1993                      <  800,189>                  2008
1994                      <  167,848>                  2009
                          -----------                  ----
        Total NOL         $<3,075,706>
                          ============


                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 5 - cont...

                              STATE

 Tax Year                Amount of                 Expiration
  Ended                  Net Loss                    Date
December 31,             Carryforward              December 31,
- ------------             ------------              ------------
1991                     $<  206,654>                  1997
1992                      <   78,715>                  1998
1993                      <  399,695>                  1998
1994                      <   83,559>                  1999
                         ------------                  ----
                         $<  768,623>
                         ============

If the net loss carryforward were to be realized, a deferred tax asset of approximately $1,200,000 would be set forth. However, due to the unlikely realization of such an asset, a valuation reserve of $1,200,000 would be required and no benefit would be recorded until the loss carryforward is realized.


Note 6 - Incentive Stock Option Plans:

Shares reserved for issuance: Shares of common stock were reserved for the exercise of the following and are reflecting the effect of the reverse stock split of 1 for 40:

                                                    September 30,
                                                  1995         1994
                                                ---------    ---------
Incentive and nonqualified stock option plans:
     Outstanding                                   75,000       65,000
     Available for grant                        1,200,000    1,210,000
                                                ---------    ---------
                                   Totals       1,275,000    1,275,000
                                                =========    =========

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 6 - cont...

Effective April 30, 1993 the Company's shareholders adopted the 1993 Incentive Stock Option Plan. No further options will be granted under the 1986 plan. Under the previous plan options were granted to purchase 54,375 shares during fiscal year 1992; none have been exercised, 4,375 have been terminated and at September 30, 1995 options to purchase 50,000 remain outstanding from the previous plan.

The 1993 Incentive Plan is administered by the Board of Directors of the Company, or a Committee of not less than two members thereof, which, except as set forth below with respect to the Directors themselves, has the authority to determine the persons to whom the options may be granted, the number of shares to be covered by each option, the time or times at which the options may be granted or exercised and, for the most part, the terms and provisions of the options. Under the 1993 Incentive Plan, the option exercise price may not be less than 100% (or 110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of the Common Stock on the date of grant; the exercise price of options granted to Officers and Directors will be 100%of fair market value on the date of grant, or 110% if the Officer or Director owns 10% or more of the outstanding voting securities of the Company. No option under the 1993 Incentive Plan may be exercised (i) within one year of the date of grant, but must be exercisable at the rate of at least 20% per year over five years from the date of grant, or (ii) more than ten years from the date of grant except that options granted to optionees owning 10% or more of the outstanding voting securities of the Company may not be exercised more than five years from the date of grant.

On October 30th of each year while the 1993 Incentive Plan is in effect, all eligible Directors of the Company will receive options to purchase 2,500 shares of Common Stock if they served as a Director during the previous fiscal year (or a pro-ratable amount if they served for less than all of the fiscal year) which shall expire five years from the date of grant. Options granted to Directors will be exercisable at the rate of 50% in each of the second and third years from the date of grant on a cumulative basis. All grants of options to Directors under the 1993 Incentive Plan will be automatic without any discretion on the part of the Board or the Committee, as the case may be, with respect to the grantee, the number of shares of Common Stock subject to options to be granted, the term of the options, and the exercise price of the options.

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 6 - cont...


The 1993 Incentive Plan provides for the granting of incentive stock options to purchase a maximum of 625,000 shares. The 1993 Incentive Plan limits the percentage of the total number of options which may be granted to Officers and Directors to 50% or 312,500 shares.

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

Upon their election as a Director and on October 30th of each subsequent year while in the 1993 Non-Qualified Plan is in effect, all Directors (including employee-Directors) of the Company will receive options to purchase 2,500 shares of common stock if they served as a Director during the previous fiscal year (or a pro-ratable amount if they served for less than all of the fiscal year) which shall expire five years from the date of grant. All grants of options to Directors under the 1993 Non-Qualified Plan will be

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6 - cont...

automatic without any discretion on the part of the Board or the Committee, as the case may be, with respect to the grantee, the number of shares of Common Stock subject to options to be granted, the term of the options, and the exercise price of the options.

The 1993 Non-Qualified Plan provides for the granting of non-qualified stock options to purchase a maximum of 625,000 shares. The 1993 Non-Qualified Plan limits the percentage of the total number of options which may be granted to Officers and Directors to 50% or 312,500 shares.

The 1993 Non-Qualified Plan provides that no options shall be granted thereunder after March 7, 2003. The Board of Directors may amend, suspend or terminate the 1993 Non-Qualified Plan at any time. Changes in options outstanding under the stock options plans are summarized below:

                                                   Non-    Per Share
                                    Incentive   qualified  Exercise Price
                                    ---------   ---------  --------------
Outstanding at October 1, 1992       54,375        ---     $.80 to $.88
Automatic grant to Directors           ---        5,000    $.88
Exercised                              ---         ---         ---
Canceled                             <1,875>       ---     $.80
                                     ------       ------   -------------

Outstanding at September 30, 1993    52,500        5,000   $.80 to $.88
Automatic grant to Directors          5,000        5,000   $.44
Exercised                              ---          ---        ---
Canceled                             <2,500>        ---    $.80
                                     ------       ------   ------------

Outstanding at September 30, 1994    55,000       10,000   $.80 to $.88
Automatic grant to Directors          5,000        5,000   $.44
Exercised                              ---          ---        ---
Canceled                               ---          ---        ---
                                     -------      ------   --------------

Outstanding at September 30, 1995    60,000       15,000   $.44 to $.88
                                     ======       ======   ==============

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


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

                   MARQUEE ENTERTAINMENT, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


For the six months ended March 31, 1996, the Company had a loss of $175,369. The Company's net worth deficit increased to $555,056. The Company's cash position decreased by $39,803 since September 30, 1995. The Company's newly formed subsidiary, Delta-Gamma Film Distribution, acting as sales agent for outside producers, has earned $22,750 in commissions during the six month period ending March 31, 1996.

Results of Operations

Revenue during the six months ended March 31, 1996 was $131,956, a decrease of $126,085 as compared to the six months ended March 31, 1996. This decrease was due to an increase in licensing in 1995 that did not occur during the period ending March 31, 1996.

Operating expenses for the six months period ending March 31, 1996 were $29,898, an increase of $11,883 compared to the same period in the prior year. This increase reflects the cost associated with the Company's efforts of creating digital masters of its film library to improve the quality of its master material.

Selling, general and administrative expenses for the six month period ended March 31, 1996 decreased by $22,166 as compared to the period ended March 31, 1995. There were certain off-setting factors between the periods, such as salaries and employee benefits increased by $10,000 due to having an additional full-time employee and group medical on all employees; professional fees increased by $10,400 as a result of increased legal costs associated with potential future expansion; copier rental cost decreased by $2,300 as a result of the Company's purchase of the copier; advertising and promotion decreased by $3,600 due to certain film promotions done in 1995 and not repeated in 1996; auto expense decreased by $3,600 as a result of major repairs in 1995 not recurring in 1996; payroll tax expense decreased by $28,700 as a result of converting accrued salaries and related accrued payroll tax to a convertible debenture with excess payroll tax credited to expense.

Capital Resources and Liquidity

As of March 31, 1996 the Company had $35,692 available to meet operating requirements. In addition, it had net accounts receivable of $205,120. This cash position is not adequate to meet the Company's operational needs.

                   MARQUEE ENTERTAINMENT, INC.

The Company is unable to satisfy the principal payment of $50,000 due in relation to the PPG films, with extension, on February 22, 1996. However, the Company intends to pay this obligation as soon as possible and no action has been taken by the lender at this time. The Company has no other significant immediate liabilities that it is unable to satisfy.

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

                   MARQUEE ENTERTAINMENT, INC.


                   PART II - OTHER INFORMATION

Item 1 is not applicable.

ITEM 2.  CHANGES IN SECURITIES

The Company's Board of Directors, on March 7, 1996, authorized a reverse stock split of 1 for 40 of its issued and outstanding common stock reducing the outstanding shares from 54,154,000 to 1,353,716. In addition, the authorized number of shares was reduced from 250,000,000 to 25,000,000.

Items 3 through 5 are not applicable.


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


Date   May 14, 1996             By  /s/ Ralph T. Smith
      -------------------           -----------------------------
                                    Ralph T. Smith, President
                                    and Chief Accounting Officer