Form 10-Q
period 1996-06-30
MARQUEE ENTERTAINMENT INC
filed 1996-08-12
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                                ---------------------------------
                              OR

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
      The registrant had 1,373,716 shares of its $.04 par value common stock outstanding as of August 9, 1996.

                              PART I
                              ITEM I

                   MARQUEE ENTERTAINMENT, INC.

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  June 30, 1996 and September 30, 1995                       3

  Consolidated Statements of Operations
  for the three months ended June 30, 1996
  and 1995                                                   4

  Consolidated Statements of Operations
  for the nine months ended June 30, 1996
  and 1995                                                   5

  Consolidated Statements of Cash Flows for the nine
  months ended June 30, 1996 and 1996                      6 to 7

  Notes to Condensed Financial Statements                  8 to 16

                     MARQUEE ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEETS

                                            (UNAUDITED)
                                              June 30,   September 30,
                                               1996          1995
                                            -----------  -------------
ASSETS:
 Cash                                          $26,614      $75,495
 Accounts receivable-trade                      76,861      105,260
 Note receivable-officer (Note 2)               92,484       92,484
 Reserve for doubtful account (Note 2)         (92,484)     (92,484)
 Note receivable                                35,000
 Film inventory (Note 2)
 Furniture and fixtures, at cost, net of
    accumulated depreciation of $70,987
    and $64,153 at June 30, 1996 and
    September 30, 1995 (Note 2)                  2,116        9,586
 Security deposit and other assets              30,580       38,600
                                            -----------  -------------
                                              $171,171     $228,941
                                            ===========  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued expenses        $158,799     $149,815
 Accrued Payroll                                87,500      379,170
 Deferred income (Note 1)                      136,642       29,643
 8% Convertible debenture (Note 1)             450,082
 Notes Payable (Note 2)                         50,000       50,000
                                            -----------  -------------
    Total liabilities                          883,023      608,628
                                            -----------  -------------
 Commitments (Note 7)
 Shareholders' equity:
  Preferred stock, $.01 par value;
     10,000,000 shares authorized;
     none outstanding
  Common stock, $.04 par value;
     25,000,000 shares authorized;
     1,373,716 and 1,353,716 shares issued
     and outstanding at June 30, 1996
     and September 30, 1995 (Note 1)            54,954       54,154
  Additional paid-in capital                 2,862,432    2,856,232
  Accumulated (deficit)                     (3,629,238)  (3,290,073)
                                            -----------  -------------
    Total shareholders' (deficit)             (711,852)    (379,687)
                                            -----------  -------------
                                              $171,171     $228,941
                                            ===========  =============

                  See notes to financial statements.

                     MARQUEE ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                            (UNAUDITED)

                                               1996         1995
                                            -----------  -----------
Film revenue (Note 1 and 2)                    $45,068      $61,601
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization         12,615       21,156
      (Note 2)
  Selling, general and administration          186,214      138,804
                                            -----------  -----------
Operating profit (loss)                       (153,761)     (98,359)
                                            -----------  -----------

Other income (expense):
  Interest income                                   40           26
  Interest expense (Note 2)                    (10,075)      (1,250)
                                            -----------  -----------
                                               (10,035)      (1,224)
                                            -----------  -----------

Net (loss)                                   ($163,796)    ($99,583)
                                            ===========  ===========

Net (loss) per share (Note 3)                   ($0.12)      ($0.07)
                                            ===========  ===========














                  See notes to financial statements.

                     MARQUEE ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                            (UNAUDITED)

                                               1996         1995
                                            -----------  -----------
Film revenue (Note 1 and 2)                   $177,024     $319,614
                                            -----------  -----------
Costs and expenses:
  Operating costs and film amortization         42,513       39,171
      (Note 2)

  Selling, general and administration          461,207      435,962

                                            -----------  -----------
Operating profit (loss)                       (326,696)    (155,519)
                                            -----------  -----------

Other income (expense):
  Interest income                                  106          304
  Interest expense (Note 2)                    (12,575)      (5,000)
                                            -----------  -----------
                                               (12,469)      (4,696)
                                            -----------  -----------

Net (loss)                                   ($339,165)   ($160,215)
                                            ===========  ===========

Net (loss) per share (Note 3)                   ($0.25)      ($0.12)
                                            ===========  ===========















                  See notes to financial statements.

                     MARQUEE ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                            (UNAUDITED)

                                               1996         1995
                                            -----------  -----------
Cash flows from operating activities:
  Net (loss)                                 ($339,165)   ($160,215)
                                            -----------  -----------
  Adjustments to reconcile net profit
   (loss) to net cash provided (used) by
   operating activities (Note 2):
    Depreciation and amortization                7,470       11,428
    Decrease (increase) in other assets          8,020       14,976
    Decrease (increase) in accounts
        receivable-trade                        28,399      208,055
    (Increase) in note receivable              (35,000)
    Increase (decrease) in accounts payable
       and accrued expenses                      8,984      (33,692)
    Increase (decrease) in accrued payroll    (291,670)      24,580
    Increase (decrease) in deferred income     106,999        5,525
    Increase in 8% convertible debenture       450,082
    (Decrease) in notes payable                             (50,000)
                                            -----------  -----------
        Total adjustments                      283,284      180,872
                                            -----------  -----------

Net cash provided (used) by
    operating activities                       (55,881)      20,657
Cash flows from investing activities:
    Purchase of copier equipment                             (2,053)
    Issuance of common stock                     7,000
                                            -----------  -----------
    Net cash used in investing activities        7,000       (2,053)
                                            -----------  -----------

Cash flows from financing activities:                0            0
                                            -----------  -----------
Net increase (decrease) in cash and cash
    equivalents                                (48,881)      18,604
Cash and cash equivalents at beginning
    of year                                     75,495       34,726
                                            -----------  -----------
Cash and cash equivalents at end of year       $26,614      $53,330
                                            ===========  ===========


                  See notes to financial statements.

                     MARQUEE ENTERTAINMENT, INC.
                      STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                            (UNAUDITED)
                            (Continued)


Supplemental disclosures of cash flow information:



Supplemental schedule of noncash investing and financing activities:
    The Company issued $175,000 in notes payable to Peregrine in conjunction with the asset acquisition (Note 2). The notes bear interest at the rate of 10% per annum and are payable over four years.

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

The Company's Board of Directors, on March 7, 1996, authorized a reverse stock split of 1 for 40 of its issued and outstanding common stock reducing the outstanding shares from 54,154,000 to 1,353,716. In addition, the authorized number of shares was reduced from 250,000,000 to 25,000,000. On May 28, 1996 the
Company issued to a public relations firm 20,000 restricted shares of common stock in lieu of fees for May and June 1996.

The results of operations for the nine month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The balance sheets are presented in an unclassified format in accordance with FAS No. 53.

As of June 30, 1996 the Company had $26,614 available to meet operating requirements. In addition, it had net accounts receivable of $76,861. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available.

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

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 - cont...

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

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - cont...

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

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 2 - cont...

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

                   MARQUEE ENTERTAINMENT, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 - Net Profit (Loss) Per Share

Net (loss) per share is not computed using common stock equivalents at June 30, 1996 and 1995 because they would be antidilutive. The weighted average number of shares outstanding were 1,356,198 and 1,353,716 on June 30, 1996 and 1995, respectively.

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

                   MARQUEE ENTERTAINMENT, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


For the nine months ended June 30, 1996, the Company had a loss of $339,165. The Company's net worth deficit increased to $711,852.
The Company's cash position decreased by $48,881 since September
30, 1995.

Results of Operations

Revenue during the nine months ended June 30, 1996 was $177,024, a decrease of $142,590, or 45%, as compared to the nine months ended June 30, 1995. This decrease was due to an increase in licensing in 1995 and an increase in 1996 of deferred income of $106,999, revenue to be recognized in future periods.

Operating expenses for the nine month period ended June 30, 1996 were $42,513, an increase of $3,342, or 9%, as compared to the same period in the prior year. This increase reflects the Company's continuing effort and the cost associated with creating digital masters of its film library to improve the quality of its master material. The cost of the digital conversion varies per film depending on the condition of the existing film elements and the length of the film, 90 to 150 minutes. The range in cost per film has been as low as $11,000 to a high of $26,000.

Selling, general and administrative expenses for the nine month period ended June 30, 1996 was $461,207, an increase of $25,245 as compared to the period ended June 30, 1995. There were certain off-setting factors between the periods, such as salaries and employee benefits increased by $13,000 due to having an additional full-time employee and group medical on all employees; professional fees increased by $33,000 as a result of increased legal costs associated with potential future expansion; insurance cost increased by $4,000 as a result of a new errors and omissions policy in 1996; auto expense decreased by $1,300 as a result of major repairs in 1995 not recurring in 1996; copier rental cost decreased by $2,700 as a result of the Company's purchase of the copier; advertising and promotion decreased by $2,300 due to certain film promotions done in 1995 and not repeated in 1996; payroll tax expense decreased by $20,000 as a result of converting accrued salaries and related accrued payroll tax to a convertible debenture with excess payroll tax credited to expense.

                   MARQUEE ENTERTAINMENT, INC.

Capital Resources and Liquidity

As of June 30, 1996 the Company had $26,614 available to meet operating requirements. In addition, it had net accounts receivable of $76,861. This cash position is not adequate to meet the Company's operational needs.

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

                   MARQUEE ENTERTAINMENT, INC.


                   PART II - OTHER INFORMATION

Item 1 is not applicable.

ITEM 2.  CHANGES IN SECURITIES

The Company's Board of Directors, on March 7, 1996, authorized a reverse stock split of 1 for 40 of its issued and outstanding common stock reducing the outstanding shares from 54,154,000 to 1,353,716. In addition, the authorized number of shares was reduced from 250,000,000 to 25,000,000. In May of 1996 the Company issued, in lieu of fees, 20,000 restricted shares for public relations services.

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


Date   August 9, 1996           By  /s/ Ralph T. Smith
      -------------------           -----------------------------
                                    Ralph T. Smith, President
                                    and Chief Accounting Officer