Form 10-K
period 1996-09-30
MARQUEE ENTERTAINMENT INC
filed 1996-12-20
CIK 806277

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended    September 30, 1996
                          ----------------------------------------
                               OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                                --------------    ----------------
Commission file number                 0-15413
                         -----------------------------------------
                   Marquee Entertainment, Inc.
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
             Nevada                                 95-3480640
-----------------------------------------       ------------------
   State or other jurisdiction of                   (IRS Employer
   incorporation or organization                Identification No.)
9044 Melrose Ave, 3rd Fl, Los Angeles, CA             90069
-----------------------------------------       ------------------
(Address of principal executive offices)           (Zip Code)

Registrants telephone number, including area code  (310) 859-8250
                                                  ----------------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:

            Common Stock, $0.04 per share par value
------------------------------------------------------------------
                        (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No

The number of shares outstanding of the Registrant's common stock as of November 25, 1996 was 1,398,716 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 25, 1996 was approximately $ 326,426.

                              PART I

ITEM 1. BUSINESS
----------------

Background of the Company
-------------------------

Marquee Entertainment, Inc., formerly Lway Productions, (the "Company") was incorporated on June 26, 1979, as a wholly-owned subsidiary of Exacta, Inc. ("Exacta") under the laws of the State of Nevada and was inactive from 1981 until February 1987 when it completed a public offering of its common stock. Exacta retained a 50% ownership in the outstanding shares of the Company after the public offering. In December 1987, Exacta transferred its shares of Common Stock in the Company to an affiliated company, Peregrine Entertainment, Ltd. ("PEL"), formerly EMI Television. From February, 1987 to January, 1989, the Company engaged in the funding, as a co-producer, of the development and production of television programming for domestic and foreign exhibition.

On November 2, 1990 the Company entered into an agreement (the "Acquisition Agreement") with PEL and its subsidiaries to acquire, for $650,000 and the assumption of certain liabilities, substantially all of the assets of PEL and its subsidiaries. Among other things the Company acquired was foreign distribution rights in twenty nine films and certain accounts receivable from Peregrine Producers Group ("PPG"), a PEL subsidiary. The consummation of the Acquisition Agreement was on March 12, 1991. The Acquisition Agreement required the payment of $475,000 in cash and the delivery of notes for the balance of $175,000 payable over four years. A balance of $50,000 remains outstanding on the note and is in default. (See Item 7, Capital Resources and Liquidity.)

In connection with the consummation of the Acquisition Agreement the Company repurchased and retired 30,000,000 shares of its common stock owned by PEL. Concurrently, the Company sold to Mr. Harold Brown and Mr. Ralph T. Smith, officers and directors of the Company, 15,700,100 and 8,453,900 newly issued shares respectively, representing an aggregate of 45% of the Company's outstanding shares of common stock.

The Company's Board of Directors, on March 7, 1996, authorized a reverse stock split of 1 for 40 of its issued and outstanding common stock reducing the outstanding shares from 54,154,000 to 1,353,716. The reverse became effective for stockholders of record on March 22, 1996. In addition, the authorized number of shares was reduced from 250,000,000 to 25,000,000. On May 28, 1996, the
Company issued to a public relations firm 20,000 restricted shares of its common stock in lieu of fees for May and June 1996. On September 18, 1996 the Company issued to another public relations firm 25,000 free trading shares of its common stock in lieu of fees and options to purchase 105,000 shares at $1.00 per share and 130,000 shares at $1.50 per share. As of September 30, 1996, none of the options were exercised and there were 1,398,716 shares of the Company's common stock outstanding. In connection with the 25,000 free trading stock and 235,000 stock option the Company filed a Form S-8 with the Securities and Exchange Commission that became effective September 13, 1996.

On March 31, 1996, the Company entered into two 8% Convertible Debentures due March 31, 1999, one in favor of Harold Brown in the principal amount of $239,450 and the other in favor of Ralph Smith in the principal amount of $201,807. The Debentures were issued as of April 1, 1996 as evidence of past due salary owing to Messrs. Brown and Smith through March 31, 1996. The Debentures are convertible, in whole or in part, into common stock of the Company at any time by delivery of written notice. The Conversion Price is $0.25 per share, subject to adjustment upon certain changes in the capital stock of the Company. The Company has the right to call the Debentures for prepayment at any time, and the right to convert shall expire upon the call date.

Since the consummation of the Acquisition Agreement the Company's primary business activity has been film distribution, of the acquired films, and the Company is no longer solely engaged in the funding of development and production of television programming for domestic and foreign exhibition.


Business of the Company:
-----------------------

Film Distribution. The Company continues operating as a film distributor, licensing the PPG films acquired from PEL in 1991. Licensing of the PPG Films is limited to the available foreign territories only and since many of these territories had been previously licensed, the Company is re-licensing these territories when they become available.

During fiscal year 1996 the Company had only certain territories available for licensing. As a result revenues decreased compared to fiscal 1995, and were inadequate to sustain the Company's operations. Additional major territories will become available during fiscal 1997 and it is expected that revenues will increase, although there can be no assurances as most of the rights owned by the Company are already licensed and market conditions will dictate the outcome as to the remainder. (see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion) The Company is currently seeking to acquire additional motion pictures for distribution. However, there can be no assurance as to the Company's ability to find such additional motion pictures on terms favorable to the

Company or, if found, as to the Company's ability to finance the acquisition of any such pictures, given the limited funds available to the Company and the commercial lending and economic climate in general.

There was one customer representing greater than 10 percent of film revenue for fiscal year ended September 30, 1996.

                                                        Percent of
Customer                    Territory      Amount         Sales
--------                    ---------      ------       ----------
Vensold de Venezuela         France        $30,000         14%

Competition and Markets. Competition in the television and motion picture industry is intense. There are several major film studios and independent distribution companies with which the Company must compete for the acquisition of distribution rights and distribution of products.

Nearly all of the Company's competitors have far greater financial and creative resources than the Company and this places the Company at a competitive disadvantage in most areas.

Regulation. Television networks and stations impose restrictions on the content of television programming. In addition, foreign governments often restrict exhibition and/or edit the contents of television programming. The Company has experienced no significant impact on sales as a result of these restrictions.

Labor Relations. The Company employs three persons, two in sales and one in administration, is not a party to any collective bargaining agreements and believes its relationship with employees to be excellent.


ITEM 2.  PROPERTIES
-------------------

The Company presently occupies approximately 3000 square feet of office space at 9044 Melrose Avenue, Los Angeles, California, pursuant to an 80 month lease, (through December 31, 1997). The office space is located in a well maintained three-story office building. The Company currently utilizes approximately 75% of the space which allows room for growth and expansion.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

No material legal proceedings to which the Company is a party or of which any of its property is subject are pending or known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company did not submit any matter to a vote of security holders in the fourth quarter of its 1996 fiscal year.

                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCK HOLDER MATTERS
----------------------------------------------------------

The Company's Common Stock is traded over-the-counter and is currently reported by The National Quotation Bureau, Inc. (MQUE).

The following table sets forth the range of high and low bid quotations for the Company's common stock for the periods indicated as reported by The National Quotation Bureau Inc. The Company's common stock was reverse split 1 to 40 effective March 22, 1996 and such change is reflected in the table below.

                                        High           Low
                                        ----           ---
     Fiscal 1995
     -----------
     First Quarter                      $.80           $.40
     Second Quarter                      .80            .40
     Third Quarter                       .80            .40
     Fourth Quarter                      .80            .40

     Fiscal 1996
     -----------
     First Quarter                      $.80           $.40
     Second Quarter                      .875           .50
     Third Quarter                       .875           .50
     Fourth Quarter                      .75            .44

The forgoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

As of November 25, 1996, the Company had approximately 700 holders of record of its common stock.

The Company has not paid any dividends since its inception and presently anticipates that all earnings will be retained.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following information has been derived from the Company's consolidated financial statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" elsewhere in this report.

                              Years Ended September 30,

                    1996         1995       1994        1993        1992
                   ------       ------     ------      ------      ------
Total Assets     $  157,409    $228,941   $334,601    $286,281  $1,201,020

Total
Liabilities       1,001,338     608,628    494,659     188,029     269,090

Stockholders
Equity (Deficit)   (843,929)   (379,687)  (160,058)     98,252     932,000

Revenues
Film Lic. Fee       239,857     498,476    595,030     205,393     994,978

Interest Inc.           488         356        204      11,476      21,355

Income (Loss)      (483,742)   (219,629)  (258,310)   (833,748)     19,544

Income (Loss)
Per Share*           ($0.36)     ($0.16)    ($0.19)     ($0.62)      $0.01

Cash Dividends
Per Share              ---         ---        ---         ---         ---
--------------------

*Income (Loss) Per Share was retroactively adjusted to reflect the reverse stock split of 1 to 40 effective March 22, 1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION
----------------------------------------------------------

The Company continues to experience losses and for the year ended September 30, 1996 the loss was $483,742, resulting in an increased accumulated deficit to $843,929. These continuing losses are a result of the Company films having diminishing revenue generating capacity over time. Management continues to improve the quality of its film material by remastering from analog to digital formats. The digital format allows the Company to provide quality masters in both the NTSC (Japan) and PAL (Europe) formats that will aid in licensing the films in major territories.

The cash position of the Company at September 30, 1996, of $28,821 decreased by $46,674 as compared to September 30, 1995. Cash compensation paid to Mr. Brown and Mr. Smith continues to be reduced until such time as the Company's liquidity problems are resolved.


Results of Operations
---------------------

For the year ended September 30, 1996, film revenue was $239,857 or a decrease of $258,619 as compared to September 30, 1995. Gross profit before selling, general and administration of $649,456 at September 30, 1996 was $187,876 representing a decrease of $210,050 as compared to September 39, 1995. The loss of $483,742 for the year ended September 30, 1996 is a direct result of a lack of sales that would be adequate to cover the Company's current overhead. Although certain major markets were available during fiscal 1996, no significant sales were made. It is expected that these sales will be made during the fiscal year 1997, but there can be no absolute assurance these sales will be concluded.


Fiscal Year Ended September 30, 1996 versus Fiscal Year Ended
September 30, 1995
-----------------------------------------------------------------

Film revenue for fiscal year ended September 30, 1996 was $239,857 representing a decrease of $210,050, or 42%, as compared to September 30, 1995. The decline in film sales is the result of no new product to augment the Company's aging film library. Sales for fiscal year 1997 are being negotiated and serviced, however, there can be no assurance that film revenue will equal or exceed 1996 film revenue as a result.

Operating costs and film amortization decreased by $48,569, or 48%, in fiscal year 1996 as compared to fiscal year 1995. This decrease was due to a decrease in print cost of $21,000, a result of less digital remastering in fiscal 1996 of the Company's films; a decrease in depreciation expense of $7,000 in fiscal 1996 as assets became fully depreciated; commission expense decrease by $11,000 in fiscal 1996 as the Company only had nominal outside sales help during the period; development cost decrease by $9,500 in fiscal 1996 as three abandoned projects were written off in fiscal 1995 and only one in fiscal 1996.

Selling, general and administration costs increased by $37,795 in fiscal 1996 as compared to fiscal 1995. There were offsetting factors that caused this increase in fiscal 1996; salary expense decreased by $26,000 due to having two administrative assistants during part of fiscal 1995 and an adjustment to payroll taxes as a result of conversion of the salaries of Mr. Brown and Mr. Smith to the 8% Convertible Debenture; professional fees increased by $48,539 due to the legal and public relations fees incurred in association with an attempted private placement and a Form S-8 filing; auto expense decreased by $5,000 due to fewer repairs; copier expense decreased by $3,200 as the Company purchased the copier after the lease ended in June of 1995; car lease expense decreased by $2,200 due to the expiration of the old leases and the new leases are for lesser amounts; advertising and promotion expense decreased by $2,470 due to less sales activity; temporary help cost decreased by $1,750 due to the Company not hiring any additional part-time help; travel and entertainment expense increased by $3,000 due to an increase in business lunches associated with the Company's efforts to raise capital for acquisitions; insurance expense increased by $5,400 due to the cost of an errors and omission policy; foreign remittance tax expense decreased by $3,500 due to no sales being made subject to remittance tax; bad debt expense increased by $25,000 due to the Company entering into a note receivable that matured on June 20, 1996 that was not paid.


Fiscal Year Ended September 30, 1995 versus Fiscal Year Ended
September 30, 1994
------------------------------------------------------------------

Film revenue decreased by $96,554 or 16 percent in fiscal year 1995 as compared to fiscal year 1994. This decrease was primarily related to a distributor correcting a royalty report in 1994 resulting in a one-time payment of $152,000. Certain major markets have become available and are exploitable for fiscal year 1996, but there can be no assurance film revenue will equal or exceed 1995 film revenue as a result.

Operating costs and film amortization decreased by $40,055 or 28 percent in fiscal year 1995 compared to fiscal 1994. There were offsetting factors that caused this decrease; amortization expense in fiscal 1994 was $118,100 that fully amortized the Company's film library so that in fiscal 1995 amortization was zero; print cost in fiscal 1994 was $5,000 versus $53,000 in fiscal 1995 an increase of $48,000 that reflects the digital remastering of certain of the Company's films; commission expense in fiscal 1994 was $12,000 over fiscal 1994 paid to assist the Company for a sale of a third party's film; development cost in fiscal 1995 increased by $18,000 over 1994 as a result of write offs of three abandoned projects.

Selling, general and administration costs decreased by $91,278 or 13 percent in fiscal 1995 as compared to fiscal 1994. Salary expense decreased by $42,000 in fiscal 1995 versus fiscal 1994 as a result of recording a vacation accrual in fiscal 1994; professional services decreased by $24,500 in fiscal 1994 versus fiscal 1994 as a result of minimizing the amount of outside legal and accounting services during the year; rent expense decreased by $32,000 in fiscal 1995 as compared to fiscal 1994 as a result of an adjustment to the Company's standard journal entry for rent in fiscal 1994 and this adjustment indicated an additional $1,000 per month should be recorded. The prior years would have been affected as follows:

                    1991      $ 4,000
                    1992      $12,000
                    1993      $12,000

Due to the quantitative and qualitative nature of the adjustment, management believes it unnecessary to restate prior years' financial statements.


Fiscal Year Ended September 30, 1994 versus Fiscal Year Ended
September 30, 1993
------------------------------------------------------------------

Film revenue increased by $389,637 or 190 percent in fiscal year 1994 over 1993. This increase was primarily the result of re-licensing one major territory and a distributor correcting a royalty report resulting in approximately $152,000 in revenue and an overall increase in sales activity in small and medium markets.

Operating costs and amortization decrease by $67,740, or 33 percent, in fiscal year 1994 versus 1993. Amortization of film cost in 1993 is normally a function of sales, but after review of the realizability of the film library management wrote off an additional $82,000 resulting in amortization in 1994 of $118,100 which is $35,000 less than 1993. During fiscal 1994 the entire remaining cost of the Company's library was fully amortized and accordingly, with respect to future revenue from this library, no further amortization will be recorded. In addition, in fiscal 1993 the Company incurred commission expense of $11,000, development cost of $14,000 and print cost of $8,000 not incurred in fiscal 1994.

Selling, general and administration costs for fiscal 1994 decreased by $33,099, or 4 percent, as compared to fiscal year 1993. Between the periods there are offsetting items. In fiscal 1994 salary expense increased by $19,000 as a result of vacation accruals, and rent expense increased by $44,000 as a result of an adjustment to the Company's standard journal entry for rent as compared to fiscal 1993. Major expenses incurred in fiscal 1993 as a result of the Company's Annual Shareholders Meeting did not occur in fiscal 1994.

As a result Professional services, including accounting and legal, were $35,600 higher in fiscal 1993 and related expenses, including mailing of proxy material, were $22,800 higher in fiscal 1993. Travel and Entertainment expense in fiscal 1994 was $31,000 less than fiscal 1993 because the Company had less cash available for foreign travel to sales conventions during fiscal 1994.


Capital Resources and Liquidity
-------------------------------

As of September 30, 1996 the Company had $28,821 available to meet operating requirements. In addition, it had net accounts receivable of $95,587. This cash position is not adequate to meet the Company's operational needs.

The Company has no significant immediate liabilities that it is unable to satisfy, because at the present time the officers of the Company are willing to permit a significant portion of their salaries to accrue without payment. If the officers were to change their position and demand full payment of their salaries, the Company will be unable to satisfy these liabilities. In addition, the principal payment of $50,000 due on December 31, 1995 on the PEL note has not been paid and is in default, however interest on the note has been prepaid through December 31, 1996.

During the year ended September 30, 1996, the Company prepared a private placement memorandum in an attempt to raise from $250,000 to $750,000 with a 20% override provision. The use of this funding was for the acquisition of two private companies that the Company had letters of intent to acquire. One was KPAL TV, a low power television station located in Palmdale, California and the other was Barr Media, a film producer and distributor of educational and specialty film product. As of the date of this report, November 25, 1996, these letters of intent to acquire these companies have expired due to the Company's inability to raise the minimum of $250,000 in the private placement. Approximately $70,000 has been raised but it is unavailable and not reflected on the financial statements until the minimum is achieved. There has been no further discussions with KPAL TV. The Company has had further discussions with Barr Media, but there can be no assurance the Company can raise the funding necessary or that Barr Media would be willing to be acquired.

The revenues from the library of films currently owned by the Company were not adequate in fiscal 1996 to meet the expenses of the Company and it is not anticipated that they will be adequate in the long term. Management believes that the Company must acquire additional motion pictures for distribution and is currently seeking to make such acquisitions. However, there can be no assurance as to the Company's ability to find such additional motion pictures on terms favorable to the Company or, if found, as to the Company's ability to finance the acquisition of any such pictures, given the limited funds available to the Company and the commercial lending and economic climate in general.

Management believes that with maintaining reductions in operational costs, and continuing sales activity from the current library and new acquired motion pictures, the Company will be able to continue as a going concern. However, at this time, there can be no assurances that the Company will be able to continue as a going concern.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The financial statements required by this item are set forth as indicated in Item 14 (a) 1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

There are no changes in, or disagreements with, the Company's accountant.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Set forth below is certain information relating to the Directors of the Company. This information includes these persons' current principal occupation and five-year employment history, as well as the year in which they were first elected to the Board of Directors. The business address of each of them is Marquee Entertainment, Inc., 9044 Melrose Avenue, 3rd Floor, Los Angeles, California 90069. Each is a citizen of the United States of America.

RALPH T. SMITH, age 58, has served as President, Chief Financial Officer and as a Director of the Company since January 1988; he served as Chief Financial Officer of PEL from 1987 to August 1991 (see Item 1 - BUSINESS - Background of the Company). Mr. Smith was Vice President and General Manager of ABC Watermark, Inc., a subsidiary of American Broadcasting Companies, Inc., from 1981 to 1986.

HAROLD BROWN, age 68, has served as Vice President and as a Director of the Company since August 1986, and as Chairman of the Board and Chief Executive Officer since March 1991. (see Item 1 - BUSINESS - Background of the Company) Mr. Brown was Vice President of PEL and PPG, and President of PFD from 1984 to August 1991 and served as President and a Director of National Peregrine, Inc. (formerly American National Enterprises, Inc.) from April, 1986, to August 1991. Mr. Brown has been employed in the motion picture industry since 1956. In January of 1995 Mr. Brown filed for voluntary personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code and was discharged June 1995.

Harvey Seslowsky, age 54, was appointed a Director of the Company as of March 31, 1996. Mr. Seslowsky is the Vice President, National Sales and Partnership Marketing, of Blockbuster Entertainment Group since 1995; Mr. Seslowsky has been active as a Consultant/New Business Development since 1991; he served as President and a Director of Scat Hovercraft, Inc. from 1990 to 1991 and served as President and a Director of Media Merchandising Corporation from 1988 to 1990.

The Board of Directors does not have an Audit, Compensation or Nominating Committee.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Management and Enumeration
--------------------------

The following table shows all cash compensation for services rendered during the last three (3) fiscal years ended September 30, paid by the Registrant to (i) each of the Registrant's executive officers whose cash compensation exceeded $60,000 and (ii) to all officers and directors as a group:

                     SUMMARY COMPENSATION TABLE
                     --------------------------
                                                             Long Term
                            Annual Compensation             Compensation
                     -----------------------------------    ------------

Name                                       Other Annual
and Principal                              Compensation
Position          Year     Salary($)           ($)          Options (#)
                             (1)               (2)

--------------------------------------------------------    ------------
Harold Brown
CEO               1994      38,250             9,198            5,000
                  1995     115,000            11,260            5,000
                  1996      35,000            13,860            5,000

Ralph T. Smith
President, CFO
                  1994      48,250                              5,000
                  1995     115,000                              5,000
                  1996      38,000                              5,000

All executive officers as a group 1996 (2 persons)(3)         $73,000
------------------------------------------------------------------------

(1) Pursuant to employment agreements between the Company and Harold Brown and Ralph T. Smith, respectively, dated March 12, 1991, annual compensation is $150,000 and $140,000 respectively. The term of the agreements is one year; the term is automatically extended until terminated by ninety days written notice given by either party to the other.

(2) Other annual compensation for Mr. Brown represents the dollar value paid by the Company for premiums with respect to his life insurance policy.

(3) Subsequent to September 30, 1996 both Mr. Brown's and Mr. Smith's cash compensation continues to be reduced until such time that the Company liquidity problems are resolved.

Compensation and Stock Option Plans
-----------------------------------

1986 and 1993 Incentive Stock Option Plan
-----------------------------------------

Effective April 30, 1993 the Company's shareholders adopted the 1993 Incentive Stock Option Plan. No further options will be
granted under the 1986 plan.   Under the previous plan options were
granted to purchase 54,375 shares during fiscal year 1992; none have been exercised, 54,375 have been terminated as of September 30, 1996.

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

The 1993 Incentive Plan provides that no options shall be granted thereunder after March 7, 2003. The Board of Directors may amend, suspend or terminate the 1993 Incentive Plan at any time. As of September 30, 1996 15,000 options have been granted under the plan.


1993 Non-Qualified Stock Option Plan
------------------------------------

Shareholders adopted the Marquee Entertainment 1993 Non-Qualified
Stock Option Plan ("1993 Non-Qualified Plan") on April 30, 1993.

The 1993 Non-Qualified Plan is administered by the Board of Directors of the Company, or a Committee of not less than two members thereof, which, except as set forth below with respect to the Directors themselves, has the authority to determine the persons to whom the options may be granted, the number of shares to be covered by each option, the time or times at which the options may be granted or exercised and, for the most part, the terms and provisions of the options. Under the 1993 Non-Qualified Plan, the exercise price may not be less than 85% (or 110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of the Common Stock on the date of grant; the exercise price of options granted to Officers and Directors will be 100% of the fair market value on the date of grant, or 110% if the Officer or Director owns 10% or more of the outstanding voting securities of the Company. Options under the 1993 Non-Qualified Plan cannot be exercised within one year or later than five years from the date of grant and must be exercisable at the rate of at least 20% per year over five years from the date the option is granted. Options granted to Directors will be exercisable at the rate of 50% in each of the second and third years from the date of grant on a cumulative basis.

Upon their election as a Director and on October 30th of each subsequent year while the 1993 Non-Qualified Plan is in effect, all Directors (including employee-Directors) of the Company will receive options to purchase 2,500 shares of Common Stock if they served as a Director during the previous fiscal year (or a pro-ratable amount if they served for less than all of the fiscal year) which shall expire five years from the date of grant. All grants of options to Directors under the 1993 Non-Qualified Plan will be automatic without any discretion on the part of the Board or the

Committee, as the case may be, with respect to the grantee, the number of shares of Common Stock subject to options to be granted, the term of the options, and the exercise price of the options.

The 1993 Non-Qualified Plan provides for the granting of non-qualified stock options to purchase a maximum of 625,000 shares. The 1993 Non-Qualified Plan limits the percentage of the total number of options which may be granted to Officers and Directors to 50% or 312,500 shares.

The 1993 Non-Qualified Plan provides that no options shall be granted thereunder after March 7, 2003. The Board of Directors may amend, suspend or terminate the 1993 Non-Qualified Plan at any time. As of September 30, 1996 20,000 options have been granted under the plan.

Option Grants. The following table summarizes pertinent information concerning individual grants of Options, including the potential realizable dollar value of grants of Options made during the fiscal year ended September 30, 1996, to each Named Executive, assuming that the market value of the underlying security appreciates in value, from the date of grant to the end of the Option term, at the assumed rates indicated in the following table.

                           FISCAL YEAR 1996 OPTION GRANTS
                           ------------------------------

                                                           Potential Realizable
                                                             Value at Assumed
                                                           Rates of Stock Price
                                                             Appreciation for
                          Individual Grants                  Option Term (1)
------------------------------------------------------------------------------
                              Percent of
                            Total Options
                              Granted to
                   Options    Employees/    Exercise  Expira-
                   Granted    Directors     Price (2)  tion
Name                 (#)    in Fiscal Year   ($/Sh)    Date     5% ($)  10% ($)
-------------------------------------------------------------------------------
Harold Brown         5,000       8.3%        $0.44   10/30/00   $  600  $ 1,300
Ralph T. Smith       5,000       8.3%        $0.44   10/30/00   $  600  $ 1,300
Harvey Seslowsky(3) 50,000      83.4%        $0.50   04/29/01   $2,919  $13,752

-------------------------------------------------------------------------------

(1) The dollar amounts under these columns are the result of calculations at annualized rates of 5% and 10%, respectively, which were established by rules promulgated by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of Marquee Entertainment's Common Stock price.

(2) As both Mr. Brown and Mr. Smith each own greater than 10% of the outstanding voting securities of the Company, all grants were made at 110% of market at the date of grant.

(3) Mr. Seslowsky was appointed to the Board of Directors on March 31, 1996 and on April 30, 1996 was granted options to purchase 50,000 shares of common stock at $0.50 per share.

Option Exercises and Fiscal Year-End Values. Shown below is information with respect to the exercise of Options to purchase Common Stock of Marquee Entertainment during the last fiscal year by each of the Names Executives and the value of unexercised Options held by each of them as of the end of fiscal 1996. None of the Named Executives exercised any Options during fiscal 1996.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                       AND FISCAL YEAR-END OPTION VALUES

                                          Number of        Values of Unexercised
                Shares                Unexercised Options In-the-Money Options
               Acquired     Value       at Fiscal Year-       at Fiscal Year-
              on Exercise  Realized   End (#) Exercisable  End ($) Exercisable/
Name             (#)        ($)         Unexercisable       Unexercisable (1)
--------------------------------------------------------------------------------
Harold Brown     ----        ----         10,000/7,500             $0/$0
Ralph T. Smith   ----        ----         10,000/7,500             $0/$0
--------------------------------------------------------------------------------

(1) Based on the closing price of $0.4375 for Marquee Entertainment's Common Stock as traded over-the-counter on September 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Shares as of November 25, 1996 of (i) each present Director, (ii) all Directors and Officers as a group, and (iii) each beneficial owner of more than five percent of the Company's Common Shares.

-------------------------------------------------------------------
                                    Fully Diluted Basis

Name                      Amount and Nature                Percent
Beneficial Owner (1)   of Beneficial Ownership (2)         of Class
-------------------------------------------------------------------

Ralph T. Smith                 262,597  (3)                15.2%
Harold Brown                   415,002  (4)                24.0%
Harvey Seslowsky                52,500  (5)                 3.0%

Officers and Directors
as a Group (3 Persons)         730,099                     42.2%
-------------------------------------------------------------------

(1)  The address of Messrs. Smith, Brown and Seslowsky is 9044
     Melrose Avenue, 3rd Floor, Los Angeles, California 90069.

(2)  Sole voting and investment control.

(3) Includes 22,500 Common Shares issuable under currently exercisable stock options held by Mr. Smith.

(4) Includes 22,500 Common Shares issuable under currently exercisable stock options held by Mr. Brown.

(5) Includes 52,500 Common Shares issuable under currently exercisable stock options held by Mr. Seslowsky.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Not applicable.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
-----------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1.  Financial Statements:
         --------------------

         For a list of financial statements filed as part of this report, see Index to Financial Statements and Financial
     Statement Schedules on page F-1.

     2. There are no financial schedules required with this report.

     3.  Exhibits:
         --------

         3.1  Copy of Registrant's Articles of Incorporation and
              Amendments thereto -- incorporated by reference to Form S-18 filed November 10, 1986, SEC File
              #33-10084-LA.

         3.2 Copy of Registrant's By-Laws -- incorporated by reference to Form S-18 filed November 10, 1986, SEC
              File #33-10084-LA.

         4.1 Specimen Share Certificate -- incorporated by reference to Form S-18 filed November 10, 1986, SEC
              File #33-1108-LA.

         4.2 Specimen Warrant Certificate -- incorporated by reference to Form S-18 filed November 10, 1986, SEC
              File #33-10084-LA.

         4.3 Underwriter's Warrant -- incorporated by reference to Form S-18 filed November 10, 1986, SEC File #33-
              10084-LA.

         9    Not applicable.

        10.1 Memorandum of Agreement re "Double Takes" -- incorporated by reference to Form S-18 filed
              November 10, 1986, SEC File #33-10084-LA.

        10.2  Agreement with Peregrine Entertainment, Ltd.
              regarding "Spectacular World of Guinness Records"-- incorporated by reference to Form 10-K for September 30, 1988, SEC File #0-15413.

        10.3 Agreement and Plan of merger by and among Peregrine Entertainment, Ltd., Peregrine - TAP, Inc., Lway Productions and Exacta, inc. -- incorporated by reference to Form 10-K for September 30, 1988, SEC File #0-15413.

        10.4 Settlement and Support Agreement dated as of August 29, 1990, between Lway Productions, Exacta, Inc. Neil Rosenstein --- incorporated by reference to Form 8-K filed November 15, 1990, SEC File #0-15413.

        10.5  Amendment dated October 31, 1990 to Settlement
              Agreement dated August 29, 1990 between Lway
              Productions, Exacta, inc. and Neil Rosenstein --

              incorporated by reference to Form 8-K filed
              November 15, 1990, SEC File #0-15413.

        10.6  Form of Stock Subscription Agreement between Lway
              Productions and Harold Brown and Ralph T. Smith -- incorporated by reference to Form 8-K filed
              November 15, 1990, SEC File #0-15413.

        10.7  Amendment No. 1 dated November 13, 1990 to
              Acquisition Agreement dated November 2, 1990 between Peregrine Entertainment, Ltd., the
              Peregrine Producers Group, Peregrine Film
              Distribution, Inc. and Lway productions -- incorporated by reference to Form 8 filed
              February 22, 1991, SEC File #0-15413.

        10.8  Amendment No. 2 dated January 13, 1991 to
              Acquisition Agreement dated November 2, 1990 between Peregrine Entertainment, ltd., the
              Peregrine Producers Group, Peregrine Film
              Distribution, Inc. and Lway productions -- incorporated by reference to Form 8 filed
              February 22, 1991, SEC File #0-15413.

        10.9  Amendment No. 3 dated February 20, 1991 to
              Acquisition Agreement dated November 2, 1990 between Peregrine Entertainment, Ltd., the
              Peregrine Producers Group, Peregrine Film
              Distribution, Inc. and Lway Productions -- incorporated by reference to Form 8 filed
              February 22, 1991, SEC File #0-15413.

        10.10 Amendment dated October 31, 1990 to Settlement Agreement dated August 29, 1990 between Lway] Productions, Exacta Inc. and Neil Rosenstein -- incorporated by reference to Form 8 filed.

        10.11 Amendment dated January 10, 1991 to Settlement Agreement dated August 29, 1990 between Lway Productions, Exacta Inc. and Neil Rosenstein -- incorporated by reference to Form 8 filed February 22, 1991, Sec File #0-15413.

        10.12 Amendment dated January 13, 1991 to Settlement
              Agreement dated August 29, 1990 between Lway
              Productions, Exacta, Inc. and neil Rosenstein --
              February 22, 1991, SEC File #0-15413.

        10.13 Amendment dated February 5, 1991 to Settlement Agreement dated August 29, 1990 between Lway Productions, Exacta Inc. and Neil Rosenstein -- incorporated by reference to Form 8 filed February 22, 1991, SEC File #0-15413.

        10.14 Amendment dated February 20, 1991 to Settlement Agreement dated August 29, 1990 between Lway Productions, Exacta Inc. and Neil Rosenstein -- incorporated by reference to Form 8 filed February 22, 1991, SEC File #0-15413.

        10.15 Office lease agreement dated April 12, 1991 between
              Fox & Fields, a partnership and Lway Productions -- incorporated by reference to Form 10-K for September 30, 1991, Sec File #0-15413.

        10.16 Employment Agreement by and between Lway and Harold Brown dated as of march 12, 1991, with the Indemnity Agreement by and between Lway and Harold Brown dated as of March 12, 1991 -- incorporated by reference to Form 10-K for September 30, 1991, SEC File #0-15413.

        10.17 Employment Agreement by and between Lway and Ralph
              T. Smith dated as of March 12, 1991, with the Indemnity Agreement by and between Lway and Ralph
              T. Smith dated as of March 12, 1991 -- incorporated by reference to Form 10-K for September 30, 1991, SEC File #0-15413.

        10.18 1986 Incentive Stock Option Plan -- incorporated by reference to Form S-18 filed November 10, 1986
              SEC File #33-10084-LA.

        10.19 1993 Incentive Stock Option Plan -- incorporated by reference to Exhibit B to Proxy Statement dated
              April 2, 1993, SEC File #0-15413.

        10.20 1993 Non-Qualified Stock Option Plan --incorporated by reference to Exhibit C to Proxy Statement dated
              April 2, 1993, SEC File #0-15413.

        11    Statements re computation of per share earnings

        12    Not applicable.

        13    Not applicable.

        16    Not applicable.

        18    Not applicable.

        22    Not applicable.

        23    Not applicable.
        24    Not applicable.

        25    Not applicable.

        28    Not applicable.

        29    Not applicable.

(b) No reports on Form 8-K were filed by the Company during the last quarter covered by this Report.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MARQUEE ENTERTAINMENT


Date:    December 11, 1996         By:  /s/ Ralph T. Smith
       ------------------------         ------------------------------
                                        Ralph T. Smith, President
                                        and Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Harold Brown                                        December 11, 1996
---------------------------                           ----------------------
Harold Brown                 Chairman of the Board             Date
                             Chief Executive Officer
                             and Vice President



/s/ Ralph T. Smith                                     December 11, 1996
---------------------------                           ----------------------
Ralph T. Smith               President                        Date
                             Chief Accounting Officer
                             and Director



/s/ Harvey Seslowsky                                   December 8, 1996
---------------------------                           ---------------------
Harvey Seslowsky             Director                        Date

                         MARQUEE ENTERTAINMENT

                     INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS
  Independent Auditor's Report - 1996, 1995               F-2
  and 1994

  Balance Sheet
  September 30, 1996 and 1995                             F-3

  Statement of Operations
  for years ended September 30, 1996,
  1995, 1994                                              F-4

  Statements of Cash Flows for years ended
  September 30, 1996, 1995 and 1994                    F-5 & F-6

  Statements of Shareholders' Deficit for
  the years ended September 30, 1996, 1995
  and 1994                                                F-7

  Notes to Financial Statements                        F-8 to F-19

                    INDEPENDENT AUDITOR'S REPORT
                    ----------------------------

The Board of Directors and Shareholders
Marquee Entertainment, Inc.:

     I have audited the accompanying consolidated balance sheet of Marquee Entertainment, Inc. as of September 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the three-year period ended September 30, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

     I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marquee Entertainment, Inc. as of September
30, 1996 and 1995, and results of its operations and its cash flows for each of the years ended in the three-year period ended
September 30, 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a significant operating losses in fiscal 1996 and 1995 and has a current cash position which may be inadequate to meet its future operating needs (See Note 1).


                                         /s/ Jay J. Shapiro
                                         ----------------------------
November 25, 1996                        JAY J. SHAPIRO, C.P.A.
Encino, California                       a professional corporation

              MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET
                     SEPTEMBER 30, 1996 AND 1995

                                               1996         1995
                                            -----------  -----------
ASSETS:
 Cash                                          $28,821      $75,495
 Accounts receivable-trade                      95,587      105,260
 Film inventory (Note 2)
 Furniture and fixtures, at cost, net of
  accumulated depreciation of $71,841
  and $64,153 at September 30, 1996 and
  September 30, 1995 (Note 2)                    1,171        9,586
 Security deposit and other assets              31,830       38,600
                                            -----------  -----------
                                              $157,409     $228,941
                                            ===========  ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT:

 Accounts payable and accrued expenses        $151,789     $149,815
 Accrued Payroll                               150,250      379,170
 Deferred income (Note 1)                      190,392       29,643
 8% Convertibile debenture (Note 1)            458,907
 Notes Payable (Note 2)                         50,000       50,000
                                            -----------  -----------
    Total liabilities                        1,001,338      608,628
                                            -----------  -----------
 Commitments (Note 8)

 Shareholders' deficit:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.04 par value;
   25,000,000 shares authorized;
   1,398,716 and 1,353,716 shares issued and
   outstanding at September 30, 1996 and
   September 30, 1995 (Note 1 and Note 7)       55,954       54,154
  Additional paid-in capital                 2,873,932    2,856,232
  Accumulated deficit                       (3,773,815)
(3,290,073)
                                            -----------  -----------
    Total shareholders' deficit               (843,929)    (379,687)
                                            -----------  -----------
                                              $157,409     $228,941
                                            ===========  ===========







           See notes to consolidated financial statements.

                   MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                              1996         1995        1994
                                          -----------  ----------- ------------
Film revenue (Note 1 and 2)                 $239,857     $498,476     $595,030
                                          -----------  ----------- ------------
Costs and expenses:
  Operating costs and film amortization       51,981      100,550      140,605
   (Note 2)
  Selling, general and administration        649,456      611,661      702,939
   (Note 5)
                                          -----------  ----------- ------------
Operating loss                              (461,580)    (213,735)    (248,514)
                                          -----------  ----------- ------------
Other income (expense):
  Interest income                                488          356          204
  Interest expense (Note 2)                  (22,650)      (6,250)     (10,000)
                                          -----------  ----------- ------------
                                             (22,162)      (5,894)      (9,796)
                                          -----------  ----------- ------------
Net loss                                   ($483,742)   ($219,629)   ($258,310)
                                          ===========  =========== ============

Net loss per share (Note 3)                   ($0.36)      ($0.16)      ($0.19)
                                          ===========  =========== ============
























                See notes to consolidated financial statements.

                   MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                             1996         1995         1994
                                          -----------  ----------- -----------
Cash flows from operating activities:
  Net loss                                 ($483,742)   ($219,629)  ($258,310)
                                          -----------  ----------- -----------
  Adjustments to reconcile net
   loss to net cash provided (used) by
   operating activities (Note 2):
    Depreciation and amortization              8,415       15,408     132,995
    Decrease (increase) in other assets        6,770       27,589      (2,993)
    Decrease(Increase) in accounts
     receivable-trade                          9,673      105,485    (192,745)
    Increase (decrease) in accounts payable
     and accrued expenses                      1,974       71,371      47,057
    Increase (decrease) in accrued payroll  (228,920)      87,073     292,097
    Increase in 8% covertible debenture      458,907
    Increase (decrease) in deferred income   160,749        5,525     (32,524)
    Decrease in Notes payable                             (50,000)
    Purchase of copier machine                             (2,053)
    Issuance of common stock for services     19,500
                                          -----------  ----------- -----------
        Total adjustments                    437,068      260,398     243,887
                                          -----------  ----------- -----------
        Net cash provided (used) by
         operating activities                (46,674)      40,769     (14,423)
                                          -----------  ----------- -----------
Cash flows from financing activities:              0            0           0
Net increase (decrease) in cash and cash  -----------  ----------- -----------
    equivalents                              (46,674)      40,769     (14,423)
Cash and cash equivalents at beginning
 of year                                      75,495       34,726      49,149
                                          -----------  ----------- -----------
Cash and cash equivalents at end of year     $28,821      $75,495     $34,726
                                          ===========  =========== ===========

Supplemental information:
    Taxes paid                               $ 1,600      $ 1,600     $   800
                                          ===========  =========== ===========
    Interest paid                            $ 6,250      $ 6,250     $10,000
                                          ===========  =========== ===========










                See notes to consolidated financial statements.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                              (Continued)


     The Company issued $175,000 in notes payable to Peregrine in conjunction with the 1991 asset acquisition (Note 2). The notes bear interest at the rate of 10% per annum and are payable over four years.

Disclosure of accounting policy:
     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.





































         See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
           FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                          Common     Paid-in   Accumulated
                               Shares      Stock     Captial    (deficit)
                            ------------ --------- ----------- ------------
Balance, September 30, 1993  54,154,000   $54,154  $2,856,232  ($2,812,134)

Net loss                                                          (258,310)
                            ------------ --------- ----------- ------------
Balance, September 30, 1994  54,154,000   $54,154  $2,856,232  ($3,070,444)
                            ------------ --------- ----------- ------------

Net loss                                                          (219,629)
                            ------------ --------- ----------- ------------
Balance, September 30, 1995  54,154,000   $54,154  $2,856,232  ($3,290,073)
                            ------------ --------- ----------- ------------
Reverse split March 31, 1996
  1 to 40 (Note 1)            1,353,716
Issuance of common stock
  (Note 5)                       45,000     1,800      17,700
Net loss                                                          (483,742)
                            ------------ --------- ----------- ------------
Balance, September 30, 1996   1,398,716   $55,954  $2,873,932  ($3,773,815)
                            ============ ========= =========== ============



























              See notes to consolidated financial statements.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994


Note 1 - Organization and Summary of Significant Accounting
         Policies:

Organization:

Marquee Entertainment, Inc., formerly Lway Productions, (the "Company") was incorporated on June 26, 1979, as a wholly-owned subsidiary of Exacta, Inc. ("Exacta") under the laws of the State of Nevada and was inactive from 1981 until February 1987 when it completed a public offering of its common stock. Exacta retained a 50% ownership in the outstanding shares of the Company after the public offering. In December 1987, Exacta transferred its shares of Common Stock in the Company to an affiliated company, Peregrine Entertainment, Ltd. ("PEL"), formerly EMI Television. From February, 1987 to January, 1989, the Company engaged in the funding, as a co-producer, of the development and production of television programming for domestic and foreign exhibition.

On November 2, 1990 the Company entered into an agreement (the "Acquisition Agreement") with PEL and its subsidiaries to acquire substantially all of the assets of PEL and its subsidiaries. Among other things the Company acquired was foreign distribution rights in twenty nine films and certain accounts receivable from Peregrine Producers Group ("PPG"), a PEL subsidiary. The consummation of the Acquisition Agreement was on March 12, 1991. In connection with the consummation of the Acquisition Agreement the Company repurchased and retired 30,000,000 shares of its common stock owned by PEL.

Since the consummation of the Acquisition Agreement the Company's primary business activity has been film distribution, of the acquired films, and the Company is no longer solely engaged in the funding of development and production of television programming for domestic and foreign exhibition.

Company Business:

Effective with the consummation of the PEL asset acquisition the Company commenced licensing acquired film rights in all currently available territories. The Company's customers consist of foreign subdistributors with long standing reputations in their respective markets.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994


Note 1 - cont. . .


Basis of Presentation:

The balance sheets are presented in an unclassified format in accordance with FAS No. 53.

As of September 30, 1996 the Company had $28,821 available to meet operating requirements. In addition, it had net accounts receivable of $95,587. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

The Company, with respect to its note payable to PEL, was unable to meet its $50,000 principal payment at December 31, 1995 and accordingly is in default under the terms of its agreement with Peregrine Entertainment, Ltd. (See Note 2.)

The Company's Board of Directors, on March 7, 1996, authorized a reverse stock split of 1 for 40 of its issued and outstanding common stock reducing the outstanding shares from 54,154,000 to 1,353,716. The reverse became effective for stockholders of record on March 22, 1996. In addition, the authorized number of shares was reduced from 250,000,000 to 25,000,000. On May 28, 1996, the
Company issued to a public relations firm 20,000 restricted shares of its common stock in lieu of fees for May and June 1996. On September 18, 1996 the Company issued to another public relations firm 25,000 free trading shares of its common stock in lieu of fees and options to purchase 105,000 shares at $1.00 per share and 130,000 shares at $1.50 per share. As of September 30, 1996, none of the options were exercised and there were 1,398,716 shares of the Company's common stock outstanding. In connection with the 25,000 free trading stock and 235,000 stock option the Company filed a Form S-8 with the Securities and Exchange Commission that became effective September 13, 1996.

On March 31, 1996, the Company entered into two 8% Convertible
Debentures due March 31, 1999, one in favor of Harold Brown in the principal amount of $239,450 and the other in favor of Ralph Smith

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994


Note 1 - cont. . .

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

During the year ended September 30, 1996, the Company prepared a private placement memorandum in an attempt to raise from $250,000 to $750,000 with a 20% override provision. The use of this funding was for the acquisition of two private companies that the Company had letters of intent to acquire. One was KPAL TV, a low power television station located in Palmdale, California and the other was Barr Media, a film producer and distributor of educational and specialty film product. As of the date of this report, November 25, 1996, these letters of intent to acquire these companies have expired due to the Company's inability to raise the minimum of $250,000 in the private placement. Approximately $70,000 has been raised but it is unavailable until the minimum is achieved. There has been no further discussions with KPAL TV. The Company has had further discussions with Barr Media, but there can be no assurance the Company can raise the funding necessary or that Barr Media would be willing to be acquired.

Sales activity has continued and the Company's personnel is negotiating some major market licenses. There can be no assurance of consummating these negotiations at this time.
The revenue from the library of films currently owned by the Company were not adequate in fiscal 1996 to meet the expenses of the Company and it is not anticipated that it will be adequate in the long term. Management believes that the Company must acquire additional motion pictures for distribution and is currently seeking to make such acquisitions. However, there can be no assurance as to the Company's ability to find such additional motion pictures on terms favorable to the Company or, if found, as to the Company's ability to finance the acquisition of any such pictures, given the limited funds available to the Company and the commercial lending and economic climate in general.

                         MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994


Note 1 - cont...

Management believes that with maintaining reductions in operational costs, and increased sales activity from the current library and new acquired motion pictures, the Company will be able to continue as a going concern. However, at this time, there can be no assurances that the Company will be able to continue as a going concern.


Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Marquee Entertainment, Inc. and its wholly owned subsidiary Delta-Gamma Film Distribution. All material intercompany accounts and transactions have been eliminated in consolidation and no adjustments with respect to the uncertainty regarding going concern basis have been made.


Film Revenue Recognition:

Revenues from television license agreements are recognized as each film becomes available for telecasting by the licensee. Revenues from other contractual agreements are recognized when the films delivered are free of any conflicting licenses in respective territory. Funds received prior to revenue recognition are recognized as deferred income. Film revenue for fiscal years ended September 30 from the following customers and geographic areas representing greater than 10 percent are as follows:

1996
----
                                                        Percent of
Customer                    Territory      Amount         Sales
--------                    ---------      ------       ----------
Vensold de Venezuela         France        $30,000         14%

1995
----

There were no customers representing greater than 10 percent of revenue during the period.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

Note 1 - cont...

1994
----
                                                        Percent of
Customer                    Territory      Amount         Sales
--------                    ---------      ------       ----------
TSC Technische               Germany       $75,000         13%
Michael Arthur Films         Germany       $77,000         13%

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

As of September 30, 1996 and 1995 furniture and fixtures consists of:

                                    1996                   1995
                                   ------------------------------
     Purchased furniture . . . . . $47,380               $47,380
     Equipment . . . . . . . . . .  25,572                25,572
                                   -------               -------
                                   $72,952               $72,952
     Less accumulated depreciation <71,841>              <63,790>
                                   --------              --------
                                   $ 1,111               $ 9,162
     Leasehold improvements-net         60                   424
                                   -------               --------
                                   $ 1,171               $ 9,586
                                   =======               =======

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

Note 1 - cont...


Film Costs and Amortization:

Amortization is based on the income forecast method utilizing the relationship revenue realized in the period bears to estimated future revenue and the new cost basis (Note 2). Such estimated revenue will be revised periodically by management and estimated losses, if any, will be provided for. As of September 30, 1994 the Company's film inventory was fully amortized.

Film costs are stated at the lower of unamortized cost or estimated net realizable value. In 1992 the Company acquired for $50,000 limited foreign rights to 3 feature film which were sold and was fully amortized in 1994.


Note 2  -  Notes Payable:

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years. The balance of $50,000 at September 30, 1996, which was due December 31, 1995, has not been paid and is therefore in default. At the request of PEL interest on the note has been paid through December 31, 1996.


Note 3 - Net Loss Per Share:

Net loss per share is not computed using common stock equivalents at September 30, 1995, 1994 and 1993 because they would be antidilutive. Net loss per share is computed using the weighted average number of shares retroactively adjusted for the 1 for 40 reverse stock split for the years ended September 30 are as follows:

                        1996       1,361,421
                        1995       1,353,714
                        1994       1,353,714

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994


Note 4 - Lease Commitment:

The Company entered into a lease agreement for 3,000 square feet of office space; the term is 6 years 8 months, beginning May 1, 1991 and ending December 31, 1997. Rent expense over the next two fiscal years is as follows:

               1997                $74,480
               1998                $18,609


Note 5 - Selling, general and administration expenses:

          ACCOUNT           1996            1995             1994

     ---------------------------------------------------------------
     Compensation         $333,838        $343,381        $387,018
     Professional Fees      68,733          20,194          40,573
     Shareholder             2,115             890             900
     Car Lease              23,688          25,880          27,580
     Promotion               2,605           5,078           4,669
     Payroll Tax            16,894          33,651          29,870
     Telephone               9,320           8,658          10,016
     Travel/Entertainment   27,149          24,189          28,498
     Rent                   74,480          74,480         106,683
     Temporary Hire           ---            1,750           3,418
     Insurance              20,487          15,036          14,463
     Bad Debt Expense       25,000            ---             ---
     Other Expenses         45,147          58,524          49,251
                          --------         --------        --------
                          $649,456         $611,661        $702,939
                          ========         ========        ========

Professional fees of $19,500 in 1996 were recognized by issuance of 45,000 shares of common stock to consultants at fair market value.


Note 6 - Income Taxes:

The Company files its federal and state income tax returns each year as of December 31 instead of its fiscal year end of September
30. The following table sets forth the Company net loss carryforward for each tax year beginning December 31, 1987 through December 31, 1995 and the expiration dates of each net loss carryforward:

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

Note 6 - cont...

                               FEDERAL

Tax Year                        Amount of               Expiration
Ended                           Net Loss                Date
December 31,                    Carryforward            December 31,
--------------------------------------------------------------------
1987                            $<  167,461>               2002
1988                             <  343,668>               2003
1989                             <  289,685>               2004
1990                             <  734,518>               2005
1991                             <  414,108>               2006
1992                             <  158,229>               2007
1993                             <  800,189>               2008
1994                             <  167,848>               2009
1995                             <  250,182>               2010
--------------------------------------------------------------------
            Total NOL            $<3,325,888>
                                 ============
                                 STATE

Tax Year                        Amount of               Expiration
Ended                           Net Loss                Date
December 31,                    Carryforward            December 31,
--------------------------------------------------------------------
1991                            $<  206,654>               1997
1992                             <   78,715>               1998
1993                             <  399,695>               1998
1994                             <   83,559>               1999
1995                             <  124,312>               2000
--------------------------------------------------------------------
                                $<  892,935>
                                ============

If the net loss carryforward were to be realized, a deferred tax asset of approximately $1,350,000 would be set forth. However, due to the unlikely realization of such an asset, a valuation reserve of $1,350,000 would be required and no benefit would be recorded until the loss carryforward is realized.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994


Note 7 - Incentive Stock Option Plans:

Shares reserved for issuance: Shares of common stock were reserved for the exercise of the following and are reflecting the effect of the reverse stock split of 1 for 40:

                                                  September 30,
                                                 1996       1995
                                               ---------  ---------
Incentive and nonqualified stock option plans:
    Outstanding                                   35,000     75,000
    Available for grant                        1,215,000  1,225,000
                                               ---------  ---------
                                  Totals       1,250,000  1,300,000
                                               =========  =========


Effective April 30, 1993 the Company's shareholders adopted the 1993 Incentive Stock Option Plan. No further options will be granted under the 1986 plan. Under the previous plan options were granted to purchase 54,375 shares during fiscal year 1992; none have been exercised, 54,375 have been terminated as of September 30, 1996.

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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

Note 7 - cont...

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

1993 Non-Qualified Stock Option Plan

Shareholders adopted the Marquee Entertainment 1993 Non-Qualified Stock Option Plan ("1993 Non-Qualified Plan") on April 30, 1993.The 1993 Non-Qualified Plan is administered by the Board of Directors of the Company, or a committee of not less than two members thereof, which, except as set forth below with respect to the Directors themselves, has the authority to determine the persons to whom the options may be granted, the number of shares to be covered by each option, the time or times at which the options may be granted or exercised and, for the most part, the terms and provisions of the options. Under the 1993 Non-Qualified Plan, the

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994


Note 7 - cont...

exercise price may not be less than 85% (or 110% if the optionee owns 10% or more of the outstanding voting securities of the Company) of the fair market value of the Common Stock on the date of grant; the exercise price of options granted to Officers and Directors will be 100% of the fair market value on the date of grant, or 110% if the Officer or Director owns 10% or more of the outstanding voting securities of the Company. Options under the 1993 Non-Qualified Plan cannot be exercised within one year or later than five years from the date of grant and must be exercisable at the rate of 50% in each of the second and third years from the date of grant on a cumulative basis.

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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

Note 7 - cont...

                                                   Non-    Per Share
                                    Incentive   qualified  Exercise Price
                                    ---------   ---------  --------------
Outstanding at October 1, 1993       54,375        ---      $.80 to $.88
Automatic grant to Directors           ---        5,000     $.88
Exercised                              ---         ---          ---
Canceled                             <1,875>       ---      $.80
                                     ------       ------   -------------

Outstanding at September 30, 1994    52,500        5,000    $.80 to $.88
Automatic grant to Directors          5,000        5,000    $.44
Exercised                              ---          ---         ---
Canceled                             <2,500>        ---     $.80
                                     ------       ------   -------------

Outstanding at September 30, 1995    55,000       10,000    $.80 to $.88
Automatic grant to Directors          5,000        5,000    $.44
Exercised                              ---          ---         ---
Canceled                            <50,000>        ---         ---
                                     -------      ------   -------------

Outstanding at September 30, 1996    15,000       20,000    $.44 to $.88
                                     ======       ======   =============
Other Options:
   Other options granted during fiscal year ended September 30, 1996 are as follows:
                                      Other                Per Share
                                     Options               Exercise Price
                                    ---------              --------------
          Directors                   50,000                    $0.50
          Consultants                235,000               $1.00 to $1.50
                                    ---------
                                     285,000
                                    =========

Note 8 - Commitment:

Pursuant to employment agreements between the company and Harold Brown and Ralph T. Smith, respectively, dated March 12, 1991, annual compensation is $150,000 and $140,000 respectively. The term of the agreements is one year; the term is automatically extended until terminated by ninety days written notice given by either party to the other.