Form 10-Q
period 1996-12-31
MARQUEE ENTERTAINMENT INC
filed 1997-02-05
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1996
                               -----------------------------------

                                OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ------------------

Commission File Number     0-15413

                   MARQUEE ENTERTAINMENT, INC.
------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Nevada                                95-3480640
-------------------------------         --------------------------
(State or other jurisdiction of         (I.R.S. Employer ID No.)
incorporation or organization)

    9044 Melrose Avenue, 3rd Floor, Los Angeles, CA 90069
------------------------------------------------------------------
             (Address of principal executive offices)

                           (310) 859-8250
------------------------------------------------------------------
       (Registrant's telephone number, including area code)


------------------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X              No
                       -----              -----

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had 1,398,716 shares of its $.04 par value common stock outstanding as of February 5, 1997.

                              PART I
                              ITEM I

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  December 31, 1996 and September 30, 1996                  3

  Consolidated Statement of Operations
  for the three months ended December 31, 1996              4
  and 1995

  Consolidated Statements of Cash Flows for the three
  months ended December 31, 1996 and 1995                 5 to 6

  Notes to Condensed Financial Statements                 7 to 16

               MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET

                                           (UNAUDITED)
                                           December 31,   September 30,
                                               1996           1996
                                           ------------   ------------
ASSETS:
 Cash                                      $    22,830    $    28,821
 Accounts receivable-trade                      79,635         95,587
 Film inventory (Note 1)
 Furniture and fixtures, at cost, net of
  accumulated depreciation of $72,695
  and $71,780 at December 31, 1996 and
  September 30, 1996 (Note 1)                      256          1,171

 Security deposit and other assets              30,813         31,830
                                           ------------   ------------
                                           $   133,534    $   157,409
                                           ============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Accounts payable and accrued expenses     $   137,372    $   151,789
 Accrued Payroll                               204,184        150,250
 Deferred income (Note 1)                      245,393        190,392
 8% Convertibile debenture (Note 1)            467,732        458,907
 Notes Payable (Note 2)                         50,000         50,000
                                           ------------   ------------
    Total liabilities                      $ 1,104,681    $ 1,001,338
                                           ------------   ------------

 Commitments (Note 7)
 Shareholders' deficit:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.04 par value;
   25,000,000 shares authorized;
   1,398,716 shares issued and
   outstanding at December 31, 1996 and
   September 30, 1996 (Note 1 and Note 6)       55,954         55,954
  Additional paid-in capital                 2,873,932      2,873,932
  Accumulated deficit                       (3,901,033)    (3,773,815)
                                           ------------   ------------
    Total shareholders' deficit               (971,147)      (843,929)
                                           ------------   ------------
                                           $   133,534    $   157,409
                                           ============   ============

            See notes to consolidated financial statements.

               MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                              (UNAUDITED)


                                               1996         1995
                                            -----------  -----------
Film revenue (Note 1)                       $   59,173   $   49,954
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization         16,713        5,327
  (Note 1)

  Selling, general and administration          159,925      148,807

                                            -----------  -----------
Operating profit (loss)                       (117,465)    (104,180)
                                            -----------  -----------

Other income (expense):

  Interest income                                  322           27
  Interest expense (Note 1 and 2)              (10,075)      (1,250)
                                            -----------  -----------
                                                (9,753)      (1,223)
                                            -----------  -----------


Net (loss)                                 ($  127,218) ($  105,403)
                                            ===========  ===========


Net (loss) per share (Note 3 and 5)        ($     0.09) ($     0.08)
                                            ===========  ===========











            See notes to consolidated financial statements.

               MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                              (UNAUDITED)



                                               1996         1995
                                            -----------  -----------
Cash flows from operating activities:
  Net (loss)                               ($  127,218) ($  105,403)
                                            -----------  -----------

  Adjustments to reconcile net profit
   (loss) to net cash provided (used) by
   operating activities (Note 1):
    Depreciation and amortization                  915        3,980
    Decrease (increase) in other assets          1,017        7,245
    Decrease (increase) in accounts
      receivable-trade                          15,952      (38,400)
    Increase (decrease) in accounts payable
     and accrued expenses                      (14,417)      26,109
    Increase (decrease) in accrued payroll      53,934       19,750
    Increase (decrease) in deferred income      55,001      100,000
    Increase in 8% covertible debenture          8,825
                                            -----------  -----------
        Total adjustments                      121,227      118,684
                                            -----------  -----------
        Net cash provided (used) by
         operating activities                   (5,991)      13,281
                                            -----------  -----------
Cash flows from financing activities:                0            0
                                            -----------  -----------
Net increase (decrease) in cash and cash
  equivalents                                   (5,991)      13,281
Cash and cash equivalents at beginning
  of year                                       28,821       75,495
                                            -----------  -----------
Cash and cash equivalents at end of year    $   22,830   $   88,776
                                            ===========  ===========









            See notes to consolidated financial statements.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED DECEMBER 31 1996 AND 1995
                           (UNAUDITED)
                           (Continued)


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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation:

The accompanying condensed financial statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the information included therein in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial should be read in conjunction with the more detailed financial statements and related footnotes thereto which are incorporated by reference in Form 10K for the year ended September 30, 1996.

The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

The balance sheets are presented in an unclassified format in accordance with FAS No. 53.

As of December 31, 1996 the Company had $22,830 available to meet operating requirements. In addition, it had net accounts receivable of $79,635. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

The Company, with respect to its note payable to PEL, was unable to meet its $50,000 principal payment at December 31, 1995 and accordingly is in default under the terms of its agreement with Peregrine Entertainment, Ltd. (See Note 2.)

The Company's Board of Directors, on March 7, 1996, authorized a reverse stock split of 1 for 40 of its issued and outstanding common stock reducing the outstanding shares from 54,154,000 to 1,353,716. The reverse became effective for stockholders of record on March 22, 1996. In addition, the authorized number of shares was reduced from 250,000,000 to 25,000,000. On May 28, 1996, the
Company issued to a public relations firm 20,000 restricted shares

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - cont...

of its common stock in lieu of fees for May and June 1996. On September 18, 1996 the Company issued to another public relations firm 25,000 free trading shares of its common stock in lieu of fees and options to purchase 105,000 shares at $1.00 per share and 130,000 shares at $1.50 per share. As of December 31, 1996, none of the options were exercised and there were 1,398,716 shares of the Company's common stock outstanding. In connection with the 25,000 free trading stock and 235,000 stock option the Company filed a Form S-8 with the Securities and Exchange Commission that became effective September 13, 1996.

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

During the year ended September 30, 1996, the Company prepared a private placement memorandum in an attempt to raise from $250,000 to $750,000 with a 20% override provision. The use of this funding was for the acquisition of two private companies that the Company had letters of intent to acquire. One was a low power television station located in Palmdale, California and the other was a film producer and distributor of educational and specialty film product. As of December 31, 1996, these letters of intent to acquire these companies have expired due to the Company's inability to raise the minimum of $250,000 in the private placement. Approximately $70,000 had been raised, but since this amount did not reach the minimum level necessary, all monies have been returned to the individual investors. Accordingly, the Company is not making any further attempt, at this time, to acquire these companies.

Sales activity has continued and the Company's personnel is negotiating some major market licenses. There can be no assurance of consummating these negotiations at this time.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - cont...

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - cont...

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

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years. The balance of $50,000 at December 31, 1996, which was due December 31, 1995, has not been paid and is therefore in default. At the request of PEL interest on the note has been paid through December 31, 1996.


Note 3 - Net Loss Per Share:

Net loss per share is not computed using common stock equivalents at December 31, 1996 and 1995 because they would be antidilutive. Net loss per share is computed using the weighted average number of shares retroactively adjusted for the 1 for 40 reverse stock split for the three month periods ended December 31, 1996 and 1995 are as follows:

                        1996       1,398,716
                        1995       1,353,714

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - cont...

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - cont...

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - cont...

                                                   Non-    Per Share
                                    Incentive   qualified  Exercise Price
                                    ---------   ---------  --------------
Outstanding at October 1, 1993       54,375        ---     $.80 to $.88
Automatic grant to Directors           ---        5,000    $.88
Exercised                              ---         ---         ---
Canceled                             <1,875>       ---     $.80
                                     ------       ------   -------------

Outstanding at September 30, 1994    52,500        5,000    $.80 to $.88
Automatic grant to Directors          5,000        5,000    $.44
Exercised                              ---          ---         ---
Canceled                             <2,500>        ---     $.80
                                     ------       ------   ------------

Outstanding at September 30, 1995    55,000       10,000    $.80 to $.88
Automatic grant to Directors          5,000        5,000    $.44
Exercised                              ---          ---         ---
Canceled                            <50,000>        ---         ---
                                     -------      ------   --------------

Outstanding at September 30, 1996    15,000       20,000    $.44 to $.88
                                     ======       ======   ==============

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

For the three months ended December 31, 1996, the Company had a loss of $127,218. The Company's net worth deficit increased to $971.147. The Company's cash position decreased by $5,991 since
September 30, 1996.

Results of Operations
---------------------

Revenue for the three month period ended December 31, 1996 was $59,173, an increase of $9,219, or 18%, as compared to the three month period ended December 31, 1995. This increase was due to an increase in licenses during the period. Deferred income increased by $55,001 to $245,393 representing income to be recognized in future periods.

Operating expense for the three month period ended December 31, 1996 was $16,713, an increase of $11,386 as compared to the same period in the prior year. There were offsetting factors that caused this increase: print cost increased by $14,000 due to the conversion expense in making new NTSC masters and there was a decrease in depreciation expense of $3,000 as most of the Company's furniture and fixtures have been fully depreciated.

Selling, general and administrative expenses for the three month period ended December 31, 1996 were $159,925, an increase of $11,118, or 7%, as compared to the three month period ended December 31, 1995. This increase was due to certain offsetting factors between the periods, such as an increase in salaries and employee benefits of $4,500 due to one employee salary increase and higher payroll tax; professional fees increased by $1,100 due to an increase in audit cost; messenger/courier expense increased by $1,100 due to an increase in overnight mailings overseas; auto expense increased by $3,300 due to a timing difference resulting in a change in an auto insurance carrier; postage expense increased $1,000 due to an increase in marketing activity and related mailings; car lease expense decreased by $2,900 due to new car leases at lesser cost; dues and subscription expense increased by $700 due to ordering certain marketing publications; telephone expense increased by $400 due to increased activity; insurance expense increased by $1,400 due to timing difference in payment of life insurance premium for one employee.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

Capital Resources and Liquidity
-------------------------------

As of December 31, 1996, the Company had $22,830 available to meet operating requirements. In addition, it had net accounts receivable of $79,635. This cash position is not adequate to meet the Company's operational needs.

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                     PART II - OTHER INFORMATION


Items 1 through 5 are not applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 is included in this report. No reports on Form 8-K were filed by the Company during the quarter covered by this report.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARQUEE ENTERTAINMENT, INC.


Date   February 5, 1997         By /s/ Ralph T. Smith
      -------------------          ------------------------------
                                   Ralph T. Smith, President
                                   and Chief Accounting Officer