Form 10-K/A
period 1996-09-30
MARQUEE ENTERTAINMENT INC
filed 1997-04-07
CIK 806277

AMENDMENT ONE
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No
                           ----      ----
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

The following table identifies the third parties that have been issued the Company's common stock in lieu of cash for services:

      Name of          Date of   Number of   Value of       Nature of
     Individual         Issue     Shares      Shares     Services Provided
---------------------  -------   ---------   --------   -------------------
(1) Francesca Daniels  5/28/96    20,000 R   $ 7,000    Public relations/
                                                        Investor relations
(2) Barry M. Ross      9/18/96    25,000     $12,500    Public relations/
                                                        Investor relations/
                                                        Financial consulting

                       Date of                  Value of
                       Services             Services Received
                -----------------------     -----------------
                (1) May, June 1996              $ 7,000
                (2) June-September 1996         $12,500

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

                              Years Ended September 30,

                    1996         1995       1994        1993        1992
                   ------       ------     ------      ------      ------
Total Assets     $  157,409    $228,941   $334,601    $286,281  $1,201,020

Total
Liabilities       1,023,646     608,628    494,659     188,029     269,090

Stockholders
Equity (Deficit)   (866,237)   (379,687)  (160,058)     98,252     932,000

Revenues
Film Lic. Fee       239,857     498,476    595,030     205,393     994,978

Interest Inc.           488         356        204      11,476      21,355

Income (Loss)      (947,309)   (219,629)  (258,310)   (833,748)     19,544

Income (Loss)
Per Share*           ($0.70)     ($0.16)    ($0.19)     ($0.62)      $0.01

Cash Dividends
Per Share              ---         ---        ---         ---         ---
--------------------
*Income (Loss) Per Share was retroactively adjusted to reflect the reverse stock split of 1 to 40 effective March 22, 1996.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION
----------------------------------------------------------

The Company continues to experience losses and for the year ended September 30, 1996 the loss was $947,309, resulting in an increased accumulated deficit to $866,237. These continuing losses are a result of the Company films having diminishing revenue generating capacity over time. Management continues to improve the quality of its film material by remastering from analog to digital formats. The digital format allows the Company to provide quality masters in both the NTSC (Japan) and PAL (Europe) formats that will aid in licensing the films in major territories. In addition, a significant nonrecurring adjustment of $441,259 to interest expense representing additional financing cost and credit to additional paid-in capital was required to adjust the conversion price of $.25 of the 8% convertible debenture to $.50, the market value at the time of issuance of the 8% convertible debenture.

The cash position of the Company at September 30, 1996, of $28,821 decreased by $46,674 as compared to September 30, 1995. Cash compensation paid to Mr. Brown and Mr. Smith continues to be reduced until such time as the Company's liquidity problems are resolved. The Company continues to accrue the full salaries of both Mr. Brown and Mr. Smith.


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

Selling, general and administration costs increased by $60,103 in fiscal 1996 as compared to fiscal 1995. There were offsetting factors that caused this increase in fiscal 1996; salary expense decreased by $3,700 due to having two administrative assistants during part of fiscal 1995 and an adjustment to payroll taxes as a result of an over accrual of tax on Mr. Brown and Mr. Smith's gross beyond social security wage base; professional fees increased by $48,539 due to the legal and public relations fees incurred in association with an attempted private placement and a Form S-8 filing; auto expense decreased by $5,000 due to fewer repairs; copier expense decreased by $3,200 as the Company purchased the copier after the lease ended in June of 1995; car lease expense decreased by $2,200 due to the expiration of the old leases and the new leases are for lesser amounts; advertising and promotion expense decreased by $2,470 due to less sales activity; temporary help cost decreased by $1,750 due to the Company not hiring any additional part-time help; travel and entertainment expense increased by $3,000 due to an increase in business lunches associated with the Company's efforts to raise capital for acquisitions; insurance expense increased by $5,400 due to the cost of an errors and omission policy; foreign remittance tax expense decreased by $3,500 due to no sales being made subject to remittance tax; bad debt expense increased by $25,000 due to the Company entering into a note receivable that matured on June 20, 1996 that was not paid.

In regard to the $25,000 note receivable, it was entered into with Four Pals Community Broadcasters, Inc. and its President, individually, on March 20, 1996, due no later than June 20, 1996. It was unsecured and bore interest at 10 percent. Four Pals Community Broadcasters, Inc. owns KPAL-TV, (see Capital Resources and Liquidity for further discussion regarding KPAL-TV) and the loan was made based on a potential future relationship that did not materialize. Since there has been no effort on the part of Four Pals Community Broadcasters, Inc. and its President to satisfy this obligation, the matter has been turned over the Company attorney for evaluation and the Company wrote off the $25,000 as bad debt expense.


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


Fiscal Year Ended September 30, 1994 versus Fiscal Year Ended
September 30, 1993
------------------------------------------------------------------

Film revenue increased by $389,637 or 190 percent in fiscal year 1994 over 1993. This increase was primarily the result of re-licensing one major territory and a distributor correcting a royalty report resulting in approximately $152,000 in revenue and an overall increase in sales activity in small and medium markets. This correction of $152,000 was a nonrecurring addition of revenue.

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

The Company has no significant immediate liabilities that it is unable to satisfy, because at the present time the Company's Chairman and President continue to accrue their full salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities. In addition, the principal payment of $50,000 due on December 31, 1995 on the PEL note has not been paid and is in default, however interest on the note has been prepaid through December 31, 1996.

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

The Company's Board of Directors and management continue to have discussions with investment bankers. These discussions relate to establishing acquisition or merger criteria that would benefit all parties involved. The essential element is to add revenue generating assets to the Company and to strengthen the balance sheet. Currently, and management believes that over the next twelve months, the Company's film library will continue to generate the cash necessary to pay the Company's overhead excluding the full salaries of the President and Chairman.

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

                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                       AND FISCAL YEAR-END OPTION VALUES

                                        Number of          Values of Unexercised
              Shares                Unexercised Options    In-the-Money Options
             Acquired     Value       at Fiscal Year-         at Fiscal Year-
            on Exercise  Realized   End (#) Exercisable/   End ($) Exercisable/
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

        10.10 Amendment dated October 31, 1990 to Settlement Agreement dated August 29, 1990 between Lway Productions, Exacta Inc. and Neil Rosenstein -- incorporated by reference to Form 8 filed.

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


                         MARQUEE ENTERTAINMENT



Date:   April 4, 1997              By:  /s/ Ralph T. Smith
      ------------------------          ------------------------------
                                        Ralph T. Smith, President and
                                        Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Harold Brown                                      April 4, 1997
---------------------------                          -----------------
Harold Brown                 Chairman of the Board          Date
                             Chief Executive Officer
                             and Vice President


/s/ Ralph T. Smith                                    April 4, 1997
---------------------------                          -----------------
Ralph T. Smith               President                      Date
                             Principal Accounting
                             Officer and Director



/s/ Harvey Seslowsky                                  April 4, 1997
---------------------------                          -----------------
Harvey Seslowsky             Director                       Date

                         MARQUEE ENTERTAINMENT

                     INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS

  Independent Auditor's Report - 1996, 1995               F-2
  and 1994 (Restated)

  Balance Sheet
  September 30, 1996 and 1995 (Restated)                  F-3

  Statement of Operations for the years ended
  September 30, 1996, 1995, 1994 (Restated)               F-4

  Statements of Cash Flows for the years ended
  September 30, 1996, 1995 and 1994 (Restated)         F-5 & F-6

  Statements of Shareholders' Deficit for the
  years ended September 30, 1996, 1995
  and 1994 (Restated)                                     F-7

  Notes to Financial Statements                        F-8 to F-21

                   INDEPENDENT AUDITOR'S REPORT
                   ----------------------------

The Board of Directors and Shareholders
Marquee Entertainment, Inc.:

     I have audited the accompanying consolidated balance sheet of Marquee Entertainment, Inc. as of September 30, 1996 (restated) and 1995 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the three-year period ended September 30, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marquee Entertainment, Inc. as of September 30, 1996 (restated) and 1995, and results of its operations and its cash flows for each of the years ended in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

     The Company has a significant liquidity problem and may not be able to generate sufficient cash resources to meet future operating needs (See Note 1).





                                       /s/ Jay J. Shapiro
                                       ---------------------------
November 26, 1996                      JAY J. SHAPIRO, C.P.A.
Encino, California                     a professional corporation

                    MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                          SEPTEMBER 30, 1996 AND 1995
                                  (RESTATED)

                                                     1996         1995
                                                 -----------  -----------
ASSETS:
 Cash                                               $28,821      $75,495
 Accounts receivable-trade                           95,587      105,260
 Film inventory (Note 1)
 Furniture and fixtures, at cost, net of
  accumulated depreciation of $71,841
  and $64,153 at September 30, 1996 and
  September 30, 1995 (Note 1)                         1,171        9,586
 Security deposit and other assets                   31,830       38,600
                                                 -----------  -----------
                                                   $157,409     $228,941
                                                 ===========  ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Accounts payable and accrued expenses             $151,789     $149,815
 Accrued Payroll                                    172,558      379,170
 Deferred income (Note 1)                           190,392       29,643
 8% Convertible debenture (Note 1)                 458,907
 Notes Payable (Note 2)                              50,000       50,000
                                                 -----------  -----------
    Total liabilities                             1,023,646      608,628
                                                 -----------  -----------
 Commitments (Note 8)
 Shareholders' deficit:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.04 par value;
   25,000,000 shares authorized;
   1,398,716 and 1,353,716 shares issued and
   outstanding at September 30, 1996 and
   September 30, 1995 (Note 1 and Note 7)            55,954       54,154
  Additional paid-in capital (Note 1)             3,315,191    2,856,232
  Accumulated deficit                            (4,237,382)  (3,290,073)
                                                 -----------  -----------
    Total shareholders' deficit                    (866,237)    (379,687)
                                                 -----------  -----------
                                                   $157,409     $228,941
                                                 ===========  ===========







              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                   (RESTATED)

                                          1996         1995        1994
                                       -----------  ----------- -----------
Film revenue (Note 1)                    $239,857     $498,476    $595,030
                                       -----------  ----------- -----------

Costs and expenses:
  Operating costs and film amortization    51,981      100,550     140,605
  (Note 1)
  Selling, general and administration     671,764      611,661     702,939
  (Note 5)
                                       -----------  ----------- -----------

Operating loss                           (483,888)    (213,735)   (248,514)
                                       -----------  ----------- -----------

Other income (expense):
  Interest income                             488          356         204
  Interest expense (Note 1 and Note 2)   (463,909)      (6,250)    (10,000)
                                       -----------  ----------- -----------
                                         (463,421)      (5,894)     (9,796)
                                       -----------  ----------- -----------

Net loss                                ($947,309)   ($219,629)  ($258,310)
                                       ===========  =========== ===========

Net loss per share (Note 3)                ($0.70)      ($0.16)     ($0.19)
                                       ===========  =========== ===========



















              See notes to consolidated financial statements.

                MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (RESTATED)

                                           1996        1995        1994
                                        ----------- ----------- -----------
Cash flows from operating activities:
  Net loss                               ($947,309)  ($219,629)  ($258,310)
                                        ----------- ----------- -----------
  Adjustments to reconcile net
    loss to net cash provided (used) by
    operating activities (Note 2):
      Discount adjustment to Convertible
        debenture (Note 1)                 441,259
      Depreciation and amortization          8,415      15,408     132,995
      Decrease (increase) in other assets    6,770      27,589      (2,993)
      Decrease (increase) in accounts
        receivable-trade                     9,673     105,485    (192,745)
      Increase (decrease) in accounts
        payable and accrued expenses         1,974      71,371      47,057
      Increase (decrease) in accrued
        payroll                           (206,612)     87,073     292,097
      Increase (decrease) in deferred
        income                             160,749       5,525     (32,524)
      Issuance of common stock for
        services                            19,500
                                        ----------- ----------- -----------
        Total adjustments                  441,728     312,451     243,887
                                        ----------- ----------- -----------
        Net cash provided (used) by
          operating activities            (505,581)     92,822     (14,423)

Cash flows from investing activities:
  Purchase of copier machine                            (2,053)
                                        ----------- ----------- -----------
        Net cash used in investing
          activities                             0      (2,053)          0

Cash flows from financing activities:
  Increase in 8% convertible debenture     458,907
  Decrease in Notes payable                            (50,000)
                                        ----------- ----------- -----------
        Net cash provided (used)
          in financing activities          458,907     (50,000)          0
                                        ----------- ----------- -----------
  Net increase (decrease) in cash
    and cash equivalents                   (46,674)     40,769     (14,423)

Cash and cash equivalents at beginning
  of year                                   75,495      34,726      49,149
                                        ----------- ----------- -----------
Cash and cash equivalents at end of year   $28,821     $75,495     $34,726
                                        =========== =========== ===========

              See notes to consolidated financial statements.

                  MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                   (RESTATED)
                                   (Continued)

                                           1996        1995        1994
                                        ----------- ----------- -----------
Cash flows from operating activities:
  Cash received from customers             642,342     922,841     393,045
  Cash paid to suppliers and employees    (655,404)   (820,025)   (396,872)
  Interest received                            488         356         204
  Income taxes paid                         (1,600)     (1,600)       (800)
  Interest paid                             (7,500)     (8,750)    (10,000)
                                        ----------- ----------- -----------
        Net cash provided (used) by
          operating activities             (21,674)     92,822     (14,423)

Cash flows from investing activities:
  Purchase of copier machine                            (2,053)
  Note receivable loan (Note 5)            (25,000)
                                        ----------- ----------- -----------
        Net cash used in
          investing activities             (25,000)     (2,053)          0

Cash flows from financing activities
  Principal payment on note payable                    (50,000)
                                        ----------- ----------- -----------
        Net cash used by
          financing activities                   0     (50,000)          0
                                        ----------- ----------- -----------
Net increase (decrease) in cash            (46,674)     40,769     (14,423)

Cash at the beginning of the year           75,495      34,726      49,149
                                        ----------- ----------- -----------
Cash at end of year                        $28,821     $75,495     $34,726
                                        =========== =========== ===========







Disclosure of accounting policy:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




              See notes to consolidated financial statements.

                   MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
               FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                     (RESTATED)

                                          Common     Paid-in   Accumulated
                               Shares      Stock     Capital    (deficit)
                            ------------ --------- ----------- ------------
Balance, September 30, 1993   1,353,716   $54,154  $2,856,232  ($2,812,134)

Net loss                                                          (258,310)
                            ------------ --------- ----------- ------------
Balance, September 30, 1994   1,353,716   $54,154  $2,856,232  ($3,070,444)
                            ------------ --------- ----------- ------------

Net loss                                                          (219,629)
                            ------------ --------- ----------- ------------
Balance, September 30, 1995   1,353,716   $54,154  $2,856,232  ($3,290,073)
                            ------------ --------- ----------- ------------
Reverse split March 31, 1996
  1 to 40 (Note 1)

Issuance of common stock         45,000     1,800      17,700
  (Note 5)
Adjustment to discount on
  convertible debenture
  (Note 1)                                            441,259
Net loss                                                          (947,309)
                            ------------ --------- ----------- ------------
Balance, September 30, 1996   1,398,716   $55,954  $3,315,191  ($4,237,382)
                            ============ ========= =========== ============

The reverse stock split of 1 to 40, on March 31, 1996, has been reflected retroactively in all periods presented (Note 1).



















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

In addition, a significant nonrecurring adjustment of $441,259 to interest expense representing additional financing cost and credit to additional paid-in capital was required to adjust the conversion price of $.25 of the 8% convertible debenture to $.50, the market value at the time of issuance of the 8% convertible debenture.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

Note 1 - cont. . .

Going Concern:

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

The Company's Board of Directors and management continue to have discussions with investment bankers. These discussions relate to establishing acquisition or merger criteria that would benefit all parties involved. The essential element is to add revenue generating assets to the Company and to strengthen the balance sheet. Currently, and management believes that over the next twelve months, the Company's film library will continue to generate the cash necessary to pay the Company's overhead excluding the full salaries of the President and Chairman.

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

Management believes that with maintaining reductions in operational costs, and increased sales activity from the current library and new acquired motion pictures, the Company may be able to continue as a going concern. However, at this time, there is substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Marquee Entertainment, Inc. and its wholly owned subsidiary Delta-Gamma Film Distribution. All material intercompany accounts and transactions have been eliminated in consolidation and no adjustments with respect to the uncertainty regarding going concern basis have been made.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994


Note 1 - cont...


Disclosing fair value of financial instruments as set forth under FAS 107 does not appear to apply to the Company's financial instrument as presented on its balance sheet. The assets of the Company are carried at their net realizable value, namely cash, accounts receivable and other, that are prepaids and rent deposit. On the liability side, accounts payable and accrued expenses are stated at fair value. Deferred income is at fair value. Notes payable is at fair value. The 8% convertible debenture could have a fair value different than its stated value but it does not appear determinable.

FAS 123, when adopted, will not have a material impact on the financial statements of the Company.


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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

Note 1 - cont...


1994
----
                                                        Percent of
Customer                    Territory      Amount         Sales
--------                    ---------      ------       ----------
TSC Technische               Germany       75,000          13%
Michael Arthur Films         Germany       77,000          13%

In addition to television license agreements, the Company receives royalty revenue and other revenue participation in its films. This revenue is reported quarterly, biannually and in some cases annually by outside third parties. The Company is not able to project, estimate, define, or determine revenue from these sources until a report from these third parties is received indicating the amount of revenue they have calculated is owed, if any, to the Company and it is accompanied with a check for a like amount. Accordingly, since revenue is not determinable or definable in a future context, it cannot be accrued and is recorded on a cash basis when received. The following table represents royalty revenue over fiscal years ended September 30, 1996, 1995 and 1994.

                           1996          1995          1994
                          -------       -------       -------

     Royalty Revenue      115,107       131,219       314,830

In 1994 a report was received from a third party and certain distribution expenses were questioned, as all expenses have to be paid and not accrued for deductibility. The third party acknowledged a mistake in accruing these certain distribution expenses that created a nonrecurring one-time payment of $152,000.


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


Note 2 - cont...


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

In regard to the $25,000 note receivable, it was entered into with Four Pals Community Broadcasters, Inc. and its President, individually, on March 20, 1996, due no later than June 20, 1996. It was unsecured and bore interest at 10 percent. Four Pals Community Broadcasters, Inc. owns KPAL-TV, (see Capital Resources and Liquidity for further discussion regarding KPAL-TV) and the loan was made based on a potential future relationship that did not materialize. Since there has been no effort on the part of Four Pals Community Broadcasters, Inc. and its President to satisfy this obligation, the matter has been turned over the Company attorney for evaluation and the Company wrote off the $25,000 as bad debt expense.


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