Form 10-Q/A
period 1996-12-31
MARQUEE ENTERTAINMENT INC
filed 1997-04-10
CIK 806277

AMENDMENT ONE
                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1996
                               ----------------------------------
                                OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------      ---------------
Commission File Number     0-15413
                        -----------------------------------------
                   MARQUEE ENTERTAINMENT, INC.
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Nevada                                95-3480640
-------------------------------         -------------------------
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

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  December 31, 1996 and September 30, 1996 (Restated)       3

  Consolidated Statement of Operations
  for the three months ended December 31, 1996
  and 1995 (Restated)                                       4

  Consolidated Statements of Cash Flows for the three
  months ended December 31, 1996 and 1995 (Restated)      5 to 6

  Notes to Condensed Financial Statements                 7 to 17

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                                (RESTATED)

                                              December 31,    September 30,
                                                 1996            1996
                                              -----------     -----------
ASSETS:
 Cash                                            $22,830       $28,821
 Accounts receivable-trade                        79,635        95,587
 Film inventory (Note 1)
 Furniture and fixtures, at cost, net of
   accumulated depreciation of $72,695
   and $71,780 at December 31, 1996 and
   September 30, 1996 (Note 1)                       256         1,171
 Security deposit and other assets                34,050        31,830
                                              -----------   -----------
                                                $136,771      $157,409
                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

 Accounts payable and accrued expenses          $137,372      $151,789
 Accrued Payroll                                 226,492       172,558
 Deferred income (Note 1)                        245,393       190,392
 8% Convertible debenture (Note 1)               467,732       458,907
 Notes Payable(Note 2)                            50,000        50,000
                                              -----------   -----------
      Total liabilities                        1,126,989     1,023,646
                                              -----------   -----------
 Commitments (Note 7)
 Shareholders' deficit:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized;
     none outstanding
   Common stock, $.04 par value;
     25,000,000 shares authorized;
     1,398,716 shares issued and
     outstanding at December 31, 1996 and
     September 30, 1996 (Note 1 and Note 6)       55,954        55,954
   Additional paid-in capital                  3,315,191     3,315,191
   Accumulated deficit                        (4,361,363)   (4,237,382)
                                              -----------   -----------
      Total shareholders' deficit               (990,218)     (866,237)
                                              -----------   -----------
                                                $136,771      $157,409
                                              ===========   ===========

              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                (UNAUDITED)
                                (RESTATED)

                                               1996         1995
                                            -----------  -----------
Film revenue (Note 1)                          $59,173      $49,954
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization         16,713        5,327
    (Note 1)
  Selling, general and administration          156,688      148,807
                                            -----------  -----------

Operating profit (loss)                       (114,228)    (104,180)
                                            -----------  -----------
Other income (expense):
  Interest income                                  322           27
  Interest expense (Note 1 and 2)              (10,075)      (1,250)
                                            -----------  -----------
                                                (9,753)      (1,223)
                                            -----------  -----------

Net (loss)                                   ($123,981)   ($105,403)
                                            ===========  ===========

Net (loss) per share (Note 3 and 5)             ($0.09)      ($0.08)
                                            ===========  ===========















              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                (UNAUDITED)
                                (RESTATED)

                                               1996         1995
                                            -----------  -----------
Cash flows from operating activities:
  Net (loss)                                 ($123,981)   ($105,403)
                                            -----------  -----------
  Adjustments to reconcile net profit
    (loss) to net cash provided (used) by
    operating activities:
      Depreciation and amortization                915        3,980
      Decrease (increase) in other assets       (2,220)       7,245
      Decrease(Increase) in accounts
        receivable-trade                        15,952      (38,400)
      Increase (decrease) in accounts payable
        and accrued expenses                   (14,417)      26,109
      Increase (decrease) in accrued payroll    53,934       19,750
      Increase (decrease) in deferred income    55,001      100,000
                                            -----------  -----------
        Total adjustments                      109,165      118,684
                                            -----------  -----------
        Net cash provided (used) by
         operating activities                  (14,816)      13,281
                                            -----------  -----------
Cash flows from investing activities:                0            0
  Net cash provided (used) in investing     -----------  -----------
    activities                                       0            0

Cash flows from financing activities:
  Increase in 8% convertible debenture           8,825            0
  Net cash provided (used)                  -----------  -----------
    in financing activities                      8,825            0
                                            -----------  -----------
Net increase (decrease) in cash and cash
  equivalents                                   (5,991)      13,281

Cash and cash equivalents at beginning
  of year                                       28,821       75,495
                                            -----------  -----------

Cash and cash equivalents at end of year       $22,830      $88,776
                                            ===========  ===========


              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                         STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31 1996 AND 1995
                                (UNAUDITED)
                                (RESTATED)
                                (Continued)

                                               1996         1995
                                            -----------  -----------
Cash flows from operating activities:
    Cash received from customers               140,218      173,466
    Cash paid to suppliers and employees      (146,531)    (157,712)
    Interest received                              322           27
    Income taxes paid                                0            0
    Interest paid                                    0       (2,500)

  Net cash provided (used) by               -----------  -----------
  operating activities                          (5,991)      13,281
                                             ----------  -----------
Cash flows from investing activities:
  Net cash used in investing activities              0            0

Cash flows from financing activities                 0            0
                                            -----------  -----------
Net cash used by financing activities                0            0
                                            -----------  -----------
Net increase (decrease) in cash                 (5,991)      13,281

Cash at the beginning of the year               28,821       75,495
                                            -----------  -----------
Cash at end of year                             22,830       88,776
                                            ===========  ===========


Supplemental disclosures of cash flow information:
Disclosure of accounting policy:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.





              See notes to consolidated financial statements.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation:

The accompanying condensed financial statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the information included therein in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial should be read in conjunction with the more detailed financial statements and related footnotes thereto which are incorporated by reference in the restated Form 10K for the year ended September 30, 1996.

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

In addition at September 30, 1996, a significant nonrecurring adjustment of $441,259 to interest expense representing additional financing cost and credit to additional paid-in capital was required to adjust the conversion price of $.25 of the 8% convertible debenture to $.50, the market value at the time of issuance of the 8% convertible debenture.


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

In addition to television license agreements, the Company receives royalty revenue and other revenue participation in its films. This revenue is reported quarterly, biannually and in some cases annually by outside third parties. The Company is not able to project, estimate, define, or determine revenue from these sources until a report from these third parties is received indicating the

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - cont...


amount of revenue they have calculated is owed, if any, to the Company and it is accompanied with a check for a like amount. Accordingly, since revenue is not determinable or definable in a future context, it cannot be accrued and is recorded on a cash basis when received. The following table represents royalty revenue for the three months ended December 31, 1996 and 1995.

                           1996          1995
                          ------        ------

     Royalty Revenue       8,423        37,579


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

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - cont...


assets consisted of $475,000 in cash and $175,000 paid by the delivery of three unsecured promissory notes bearing interest of 10% and due over a period of four years. The balance of $50,000 at December 31, 1996, which was due December 31, 1995, has not been paid and is therefore in default. At the request of PEL interest on the note has been paid through December 31, 1996.


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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

For the three months ended December 31, 1996, the Company had a loss of $123,981. The Company's net worth deficit increased to $990,218. The Company's cash position decreased by $5,991 since
September 30, 1996.

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

Selling, general and administrative expenses for the three month period ended December 31, 1996 were $156,688, an increase of $7,881, or 5%, as compared to the three month period ended December 31, 1995. This increase was due to certain offsetting factors between the periods, such as an increase in salaries and employee benefits of $4,500 due to one employee salary increase and higher payroll tax; professional fees increased by $1,100 due to an increase in audit cost; messenger/courier expense increased by $1,100 due to an increase in overnight mailings overseas; auto expense increased by $700 auto repair and new tires; postage expense increased $1,000 due to an increase in marketing activity and related mailings; car lease expense decreased by $2,900 due to new car leases at lesser cost; dues and subscription expense increased by $700 due to ordering certain marketing publications; telephone expense increased by $400 due to increased activity.

Capital Resources and Liquidity
-------------------------------

As of December 31, 1996, the Company had $22,830 available to meet operating requirements. In addition, it had net accounts receivable of $79,635. This cash position is not adequate to meet the Company's operational needs.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

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

During the year ended September 30, 1996, the Company prepared a private placement memorandum in an attempt to raise from $250,000 to $750,000 with a 20% override provision. The use of this funding was for the acquisition of two private companies that the Company had letters of intent to acquire. One was KPAL TV, a low power television station located in Palmdale, California and the other was Barr Media, a film producer and distributor of educational and specialty film product. As of the date of this report, these letters of intent to acquire these companies have expired due to the Company's inability to raise the minimum of $250,000 in the private placement. Approximately $70,000 had been raised but it was unavailable and has been returned to the individual investors. There has been no further discussions with KPAL TV or Barr Media.

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

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


                                   MARQUEE ENTERTAINMENT, INC.


Date   April 10, 1997          By   /s/ Ralph T. Smith
      ----------------------        -----------------------------
                                    Ralph T. Smith, President and
                                    Principal Accounting Officer