Form 10-Q
period 1997-03-31
MARQUEE ENTERTAINMENT INC
filed 1997-05-01
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997
                               ----------------------------------
                                OR

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
              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had 1,398,716 shares of its $.04 par value common stock outstanding as of May 1, 1997.

                              PART I
                              ITEM I

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  March 31, 1997 and September 30, 1996                     3

  Consolidated Statement of Operations
  for the three months ended March 31, 1997
  and 1996                                                  4

  Consolidated Statements of Operations
  for the six months ended March 31, 1997
  and 1996                                                  5

  Consolidated Statements of Cash Flows for the six
  months ended March 31, 1997 and 1996                    6 to 7

  Notes to Condensed Financial Statements                 8 to 18

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                            March 31,    September 30,
                                              1997           1996
                                          -------------  -------------
ASSETS:
 Cash                                          $18,392        $28,821
 Accounts receivable-trade                     202,760         95,587
 Film inventory (Note 1)
 Furniture and fixtures, at cost, net of
   accumulated depreciation of $72,952
   and $71,780 at March 31, 1997 and
   September 30, 1996 (Note 1)                       0          1,171
 Security deposit and other assets              33,174         31,830
                                          -------------  -------------
                                              $254,326       $157,409
                                          =============  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Accounts payable and accrued expenses        $171,036       $151,789
 Accrued Payroll                               273,469        172,558
 Deferred income (Note 1)                      109,396        190,392
 8% convertible debenture (Note 1)             476,557        458,907
 Notes Payable (Note 2)                         50,000         50,000
                                          -------------  -------------
    Total liabilities                        1,080,458      1,023,646
                                          -------------  -------------
 Commitments (Note 7)
 Shareholders' deficit:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized;
    none outstanding
  Common stock, $.04 par value;
    25,000,000 shares authorized;
    1,398,716 shares issued and
    outstanding at March 31, 1997 and
    September 30, 1996 (Notes 1 and 6)          55,954         55,954
  Additional paid-in capital                 3,315,191      3,315,191
  Accumulated deficit                       (4,197,277)    (4,237,382)
                                          -------------  -------------
    Total shareholders' deficit               (826,132)      (866,237)
                                          -------------  -------------
                                              $254,326       $157,409
                                          =============  =============





              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (UNAUDITED)

                                               1997         1996
                                            -----------  -----------
Film revenue (Note 1)                         $337,752      $82,002
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization          4,712       24,571
    (Note 1)
  Selling, general and administration          159,100      126,186
                                            -----------  -----------
Operating profit (loss)                        173,940      (68,755)
                                            -----------  -----------

Other income (expense):
  Interest income                                  221           39
  Interest expense (Notes 1 and 2)             (10,075)      (1,250)
                                            -----------  -----------
                                                (9,854)      (1,211)
                                            -----------  -----------
Net profit (loss)                             $164,086     ($69,966)
                                            ===========  ===========

Net profit (loss) per share (Notes 3 and 5)      $0.09       ($0.05)
                                            ===========  ===========























              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                (UNAUDITED)

                                               1997         1996
                                            -----------  -----------
Film revenue (Note 1)                         $396,925     $131,956
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization         21,425       29,898
    (Note 1)
  Selling, general and administration          315,788      274,993
                                            -----------  -----------
Operating profit (loss)                         59,712     (172,935)
                                            -----------  -----------

Other income (expense):
  Interest income                                  543           66
  Interest expense (Notes 1 and 2)             (20,150)      (2,500)
                                            -----------  -----------
                                               (19,607)      (2,434)
                                            -----------  -----------
Net profit (loss)                              $40,105    ($175,369)
                                            ===========  ===========

Net profit (loss) per share (Notes 3 and 5)      $0.02       ($0.13)
                                            ===========  ===========























              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                (UNAUDITED)

                                               1997         1996
                                            -----------  -----------
Cash flows from operating activities:
  Net (loss)                                   $40,105    ($175,369)
                                            -----------  -----------
  Adjustments to reconcile net profit
    (loss) to net cash provided (used) by
    operating activities:
      Depreciation and amortization              1,171        6,525
      Decrease (increase) in other assets       (1,344)       8,190
      Decrease(Increase) in accounts
        receivable-trade                      (107,173)     (99,860)
      Increase (decrease) in accounts
        payable and accrued expenses            19,247       83,624
      Increase (decrease) in accrued payroll   100,911     (379,170)
      Increase (decrease) in deferred income   (80,996)     100,000
                                            -----------  -----------
         Total adjustments                     (68,184)    (280,691)
                                            -----------  -----------
      Net cash provided (used) by
        operating activities                   (28,079)    (456,060)
                                            -----------  -----------

Cash flows from investing activities:
  Note receivable loan                                      (25,000)
                                            -----------  -----------
      Net cash provided (used) in
        investing activities                         0      (25,000)

Cash flows from financing activities:
  Increase in 8% convertible debenture          17,650      441,257
                                            -----------  -----------
      Net cash provided (used)
        in financing activities                 17,650      441,257
                                            -----------  -----------
Net increase (decrease) in cash and cash
  equivalents                                  (10,429)     (39,803)
Cash and cash equivalents at beginning
  of year                                       28,821       75,495
                                            -----------  -----------

Cash and cash equivalents at end of year       $18,392      $35,692
                                            ===========  ===========



              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                          STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                (UNAUDITED)
                                (Continued)

                                               1997         1996
                                            -----------  -----------
Cash flows from operating activities:
  Cash received from customers                $341,222     $344,665
  Cash paid to suppliers and employees        (350,594)    (354,184)
  Interest received                                543           66
  Income taxes paid                             (1,600)      (1,600)
  Interest paid                                      0       (3,750)
                                            -----------  -----------
      Net cash provided (used) by
        operating activities                   (10,429)     (14,803)

Cash flows from investing activities:
  Note receivable loan                                      (25,000)
                                            -----------  -----------

Net cash used in investing activities                0      (25,000)

Cash flows from financing activities
                                            -----------  -----------

Net cash used by financing activities                0            0
                                            -----------  -----------

Net increase (decrease) in cash                (10,429)     (39,803)
Cash at the beginning of the year               28,821       75,495
                                            -----------  -----------

Cash at end of year                            $18,392      $35,692
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

The results of operations for the six month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

The balance sheets are presented in an unclassified format in accordance with FAS No. 53.

The Company's Board of Directors, on March 7, 1996, authorized a reverse stock split of 1 for 40 of its issued and outstanding common stock reducing the outstanding shares from 54,154,000 to 1,353,716. The reverse became effective for stockholders of record on March 22, 1996. In addition, the authorized number of shares was reduced from 250,000,000 to 25,000,000. On May 28, 1996, the
Company issued to a public relations firm 20,000 restricted shares of its common stock in lieu of fees for May and June 1996. On September 18, 1996 the Company issued to another public relations firm 25,000 free trading shares of its common stock in lieu of fees and options to purchase 105,000 shares at $1.00 per share and 130,000 shares at $1.50 per share. As of March 31, 1997, none of the options were exercised and there were 1,398,716 shares of the Company's common stock outstanding. In connection with the 25,000 free trading stock and 235,000 stock option the Company filed a Form S-8 with the Securities and Exchange Commission that became effective September 13, 1996.

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

As of March 31, 1997 the Company had $18,392 available to meet operating requirements. In addition, it had net accounts receivable of $202,760. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

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

In addition to television license agreements, the Company receives royalty revenue and other revenue participation in its films. This revenue is reported quarterly, biannually and in some cases annually by outside third parties. The Company is not able to project, estimate, define, or determine revenue from these sources until a report from these third parties is received indicating the

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - cont...

amount of revenue they have calculated is owed, if any, to the Company and it is accompanied with a check for a like amount. Accordingly, since revenue is not determinable or definable in a future context, it cannot be accrued and is recorded on a cash basis when received. The following table represents royalty revenue for the six months ended March 31, 1997 and 1996.

                           1997          1996
                          ------        ------
     Royalty Revenue      21,931        61,206


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


Furniture and Fixtures:

Depreciation of furniture and fixtures is being provided by utilization of the straight-line method over the estimated useful lines of the assets which range from 3 to 5 years. As of March 31, 1997 the Company's furniture and fixtures were fully depreciated.


Film Costs and Amortization:

As of September 30, 1994 the Company's film inventory was fully amortized.


Note 2  -  Notes Payable:

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three unsecured promissory notes bearing interest of

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - cont...

10% and due over a period of four years. The balance of $50,000 at March 31, 1997, which was due December 31, 1995, has not been paid and is therefore in default.


Note 3 - Net Loss Per Share:

Net loss per share is computed using common stock equivalents at March 31, 1997. At March 31, 1996 common stock equivalents were not used because they would be antidilutive. Net loss per share is computed using the weighted average number of shares for the three and six month periods ended March 31, 1996 and 1997.

                       Three months ended March      Six months ended March
                          1997         1996             1997        1996
                       ------------------------      ----------------------
Weighted average
  number of shares      1,398,716    1,353,716       1,398,716    1,353,716

Fully diluted
  number of shares      1,731,216       ---          1,731,216       ---

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - cont...

                                                   Non-    Per Share
                                    Incentive   qualified  Exercise Price
                                    ---------   ---------  --------------
Outstanding at October 1, 1993       54,375        ---      $.80 to $.88
Automatic grant to Directors           ---         5,000    $.88
Exercised                              ---         ---          ---
Canceled                             <1,875>       ---      $.80
                                    --------      ------   --------------

Outstanding at September 30, 1994    52,500        5,000    $.80 to $.88
Automatic grant to Directors          5,000        5,000    $.44
Exercised                              ---          ---         ---
Canceled                             <2,500>        ---     $.80
                                    --------      ------   --------------

Outstanding at September 30, 1995    55,000       10,000    $.80 to $.88
Automatic grant to Directors          5,000        5,000    $.44
Exercised                              ---          ---          ---
Canceled                            <50,000>        ---          ---
                                    --------      ------   --------------

Outstanding at September 30, 1996    15,000       20,000    $.44 to $.88
                                    ========      ======   ==============

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

For the three and six months ended March 31, 1997, the Company had a profit of $164,086 and $40,105, respectively. The Company's shareholders' deficit decreased from $866,237 at September 30, 1996 to $826,132 at March 31, 1997. The Company's cash position decreased by $10,429 since September 30, 1996.

Results of Operations
---------------------

Revenue for the six month period ended March 31, 1997 was $396,925, an increase of $264,969 as compared to the six month period ended March 31, 1996. This increase is due to a license of films in the United Kingdom of $243,750 and in Germany for $50,000. With the recognition of this revenue, deferred income, revenue to be recognized in a future period, decreased by $80,996.

Operating expense for the six month period ended March 31, 1997 was $21,425, a decrease of $8,473 as compared to the same period in the prior year. This decrease was due to offsetting factors: less print costs of $4,000, less depreciation expense of $5,400 and an increase in freight costs of $1,000. These reductions reflect less digital conversion of the Company's films, the fully depreciated aspect of the Company's assets and an increase in sales activity that caused more shipments of film material.

Selling, general and administrative expenses for the six month period ended March 31, 1997 were $315,788, an increase of $40,795, or 15%, as compared to the six months ended March 31, 1996. There were two significant areas of increase as compared to the prior period. One was a bad debt of $14,400 that occurred as a result of a licensee making a down payment but then never taking delivery of the film nor making the final payment. After making several attempts to contact the licensee, with no success, the account was deemed uncollectible and written off. The second was an increase in salaries and payroll tax in 1997 of $30,000. In 1996 the Company analyzed the payroll tax accrual that had been accruing at the rate of 10% per period, and it was found to be excessive due to reaching the maximum for social security. The amount in excess of social security should have been accrued at the medicare rate of 1.45% that has no ceiling.

There were other offsetting factors in the other areas of the accounts: professional fee decreased by $12,000 due to legal expenses incurred with respect to the Company's unsuccessful attempt in placing a private placement; messenger/courier expense

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY increased by $1,600 due to increased sales activity; auto expense increased by $1,600 due to one Company lease car needing a new set of tires and a tune-up; dues and subscriptions increased by $600 due to the subscription to AOL and some additional industry publications; and telephone expense increased by $1,200 due to increased sales activity.

Although the above mentioned results of operations indicate a profit for the three months ended March 31, 1997 of $164,086, this is not a trend that will necessarily continue, but rather a profit based on certain available territories and rules under FAS 53 and recognition of revenue.

Capital Resources and Liquidity
-------------------------------

As of March 31, 1997, the Company had $18,392 available to meet operating requirements. In addition, it had net accounts receivable of $202,760. This cash position is not adequate to meet the Company's operational needs.

The Company has no significant immediate liabilities that it is unable to satisfy, because at the present time the Company's Chairman and President continue to accrue their full salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities. In addition, the principal payment of $50,000 due on December 31, 1995 on the PEL note has not been paid and is in default.

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

The Company's Board of Directors and management continue to have discussions with investment bankers. These discussions relate to

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY establishing acquisition or merger criteria that would benefit all parties involved. The essential element is to add revenue generating assets to the Company and to strengthen the balance sheet. Currently, and management believes that over the next twelve months, the Company's film library will continue to generate the cash necessary to pay the Company's overhead excluding the full salaries of the President and Chairman.

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


Date   May 1, 1997             By   /s/ Ralph T. Smith
      ----------------------        -----------------------------
                                    Ralph T. Smith, President and
                                    Principal Accounting Officer