Form 10-K/A
period 1996-09-30
MARQUEE ENTERTAINMENT INC
filed 1997-05-16
CIK 806277

AMENDMENT TWO
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

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

The following table identifies the third parties that have been issued the Company's common stock in lieu of cash for services:

      Name of          Date of   Number of   Value of       Nature
of      Individual         Issue     Shares      Shares
Services Provided ---------------------  -------   ---------   ----
----   -------------------
                   (1) Francesca Daniels  5/28/96    20,000 R   $
7,000    Public relations/
                Investor relations (2) Barry M. Ross      9/18/96
  25,000     $12,500    Public relations/
                               Investor relations/
                                        Financial consulting

                       Date of                  Value of
                       Services             Services Received
           -----------------------     -----------------
                (1) May, June 1996              $ 7,000
                (2) June-September 1996         $12,500

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

There was one customer representing greater than 10 percent of film revenue for fiscal year ended September 30, 1996.
                                                        Percent of
Customer                    Territory      Amount         Sales ---
-----                    ---------      ------       ----------
Vensold de Venezuela         France        $30,000         14%


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ------
------------------------------------------------------
The Company did not submit any matter to a vote of security holders in the fourth quarter of its 1996 fiscal year.

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

                                        High           Low
                                        ----           ---
     Fiscal 1995
     -----------
     First Quarter                      $.80           $.40
Second Quarter                      .80            .40      Third
Quarter                       .80            .40      Fourth
Quarter                      .80            .40

     Fiscal 1996
     -----------
     First Quarter                      $.80           $.40
Second Quarter                      .875           .50      Third
Quarter                       .875           .50      Fourth
Quarter                      .75            .44

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

                              Years Ended September 30,

                    1996         1995       1994        1993
 1992                     ------       ------     ------      -----
-      ------
              Total Assets     $  157,409    $228,941   $334,601
 $286,281  $1,201,020

Total
Liabilities       1,023,646     608,628    494,659     188,029
269,090

Stockholders
Equity (Deficit)   (866,237)   (379,687)  (160,058)     98,252
932,000

Revenues
Film Lic. Fee       239,857     498,476    595,030     205,393
994,978

Interest Inc.           488         356        204      11,476
 21,355

Income (Loss)      (947,309)   (219,629)  (258,310)   (833,748)
 19,544

Income (Loss)
Per Share*           ($0.70)     ($0.16)    ($0.19)     ($0.62)
  $0.01
Cash Dividends
Per Share              ---         ---        ---         ---
   -----------------------
*Income (Loss) Per Share was retroactively adjusted to reflect the reverse stock split of 1 to 40 effective March 22, 1996.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION
----------------------------------------------------------

The Company deemed it necessary to restate and refile its Form 10-K for the year ended September 30, 1996 and its Consolidated
Financial Statements. Accordingly, the following items were restated as a result of adjustments effecting the restated
Consolidated Financial Statements of the Company as of September
30, 1996.

An adjustment was made for $441,259 increasing interest expense from $22,650 to $463,909 representing additional financing cost and credit to additional paid in capital increasing it from $2,873,936 to $3,315.191. This was required to adjust the conversion price of $.25 per share of the 8% convertible debenture to $.50 per share, the market value of the Company's common stock at the time of issuance, March 31, 1996, of the 8% convertible debenture.

In addition, an adjustment was made to salary expense of $22,308, increasing selling, general and administration expense from $649,456 to $671,764 and to accrued payroll increasing it from $150,250 to $172,558. This was adjusted to reflect the accrual of vacation pay due Mr. Brown and Mr. Smith not recorded at September 30, 1996 and should have been.

The aggregate effect of these two adjustments was to increase the Company's net loss from $483,742 to $947,309. The Company's shareholders' deficit increased from $843,929 to $866,237 and increased the accumulated deficit from $3,773,815 to $4,237,382.

Further, the Consolidated Statements of Cash Flows for the year ended September 30, 1996 have been reformatted to comply with FAS
95.

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

The cash position of the Company at September 30, 1996, of $28,821 decreased by $46,674 as compared to September 30, 1995. Accounts receivable at September 30, 1996 were $95,587, a decrease of $9,673 as compared to September 30, 1995. The aging of the receivables at September 30, 1996 was 144 days as compared to 76 days at September 30, 1995, an increase of 68 days. This increase is due to the start dates, commencement of the license term, of the accounts receivable outstanding at September 30, 1996 which began during the Company's third and fourth quarters whereas for the outstanding accounts receivable at September 30, 1995 all had start dates in the fourth quarter.

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

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ------
------------------------------------------------------
Set forth below is certain information relating to the Directors of the Company. This information includes these persons' current principal occupation and five-year employment history, as well as the year in which they were first elected to the Board of Directors. The business address of each of them is Marquee Entertainment, Inc., 9044 Melrose Avenue, 3rd Floor, Los Angeles, California 90069. Each is a citizen of the United States of America.

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

The Board of Directors does not have an Audit, Compensation or Nominating Committee.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Management and Enumeration
--------------------------

The following table shows all cash compensation for services rendered during the last three (3) fiscal years ended September 30, paid by the Registrant to (i) each of the Registrant's executive officers whose cash compensation exceeded $60,000 and (ii) to all officers and directors as a group:

                     SUMMARY COMPENSATION TABLE
                     --------------------------
                                                             Long
Term                             Annual Compensation
Compensation                      ---------------------------------
--    ------------

Name                                       Other Annual
and Principal                              Compensation
Position          Year     Salary($)           ($)          Options
(#)                              (1)               (2)
       --------------------------------------------------------
------------
           Harold Brown

CEO               1994      38,250             9,198
5,000                   1995     115,000            11,260
   5,000                   1996      35,000            13,860
      5,000

Ralph T. Smith
President, CFO
                  1994      48,250
5,000                   1995     115,000
   5,000                   1996      38,000
      5,000

All executive officers as a group 1996 (2 persons)(3)
$73,000   ---------------------------------------------------------
---------------(1)  Pursuant to employment agreements between the
Company and Harold      Brown and Ralph T. Smith, respectively,
dated March 12, 1991,      annual compensation is $150,000 and
$140,000 respectively. The term      of the agreements is one year;
the term is automatically extended      until terminated by ninety
days written notice given by either      party to the other.

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

                           FISCAL YEAR 1996 OPTION GRANTS
                           ------------------------------


Potential Realizable
               Value at Assumed
                          Rates of Stock Price
                                         Appreciation for
                    Individual Grants                  Option Term
(1) ---------------------------------------------------------------
---------------                              Percent of
                            Total Options
                              Granted to
                   Options    Employees/    Exercise  Expira-
             Granted    Directors     Price (2)  tion Name
        (#)    in Fiscal Year   ($/Sh)    Date     5% ($)  10% ($)
-------------------------------------------------------------------
------------
                       Harold Brown         5,000       8.3%
 $0.44   10/30/00   $  600  $ 1,300 Ralph T. Smith       5,000
  8.3%        $0.44   10/30/00   $  600  $ 1,300 Harvey
Seslowsky(3) 50,000      83.4%        $0.50   04/29/01   $2,919
$13,752 -----------------------------------------------------------
--------------------(1)  The dollar amounts under these columns are
the result of calculations at      annualized rates of 5% and 10%,
respectively, which were established by rules      promulgated by
the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of
Marquee      Entertainment's Common Stock price.

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


                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                  AND FISCAL YEAR-END OPTION VALUES

                                         Number of        Values of
Unexercised               Shares                Unexercised Options
 In-the-Money Options              Acquired     Value       at
Fiscal Year-        at Fiscal Year-            on Exercise
Realized   End (#) Exercisable/   End ($) Exercisable/ Name
     (#)        ($)         Unexercisable        Unexercisable (1)
-------------------------------------------------------------------
-----------
              Harold Brown    ----       ----         10,000/7,500
            $0/$0 Ralph T. Smith  ----       ----
10,000/7,500              $0/$0 -----------------------------------
-------------------------------------------(1)  Based on the
closing price of $0.4375 for Marquee Entertainment's Common
Stock as traded over-the-counter on September 30, 1996.

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

-------------------------------------------------------------------
                                  Fully Diluted Basis

Name                      Amount and Nature                Percent
Beneficial Owner (1)   of Beneficial Ownership (2)         of Class
-------------------------------------------------------------------
Ralph T. Smith                 262,597     (3)             15.2%
Harold Brown                   415,002     (4)             24.0%
Harvey Seslowsky                52,500     (5)              3.0%

Officers and Directors                                      as a
Group (3 Persons)         730,099                     42.2% -------
------------------------------------------------------------(1)
The address of Messrs. Smith, Brown and Seslowsky is 9044
Melrose Avenue, 3rd Floor, Los Angeles, California 90069.

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


                         MARQUEE ENTERTAINMENT



Date:    May 16, 1997              By:  /s/ Ralph T. Smith
      ------------------------          ---------------------------
---                                        Ralph T. Smith,
President and                                         Principal
Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Harold Brown                                       May 16, 1997
---------------------------                          --------------
---Harold Brown                 Chairman of the Board          Date
                            Chief Executive Officer
                             and Vice President



/s/ Ralph T. Smith                                     May 16, 1997
  ---------------------------                          ------------
-----Ralph T. Smith               President
Date                              Principal Accounting
                             Officer and Director



/s/ Harvey Seslowsky                                   May 16, 1997
 ---------------------------                          -------------
----Harvey Seslowsky             Director
Date

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

  Notes to Financial Statements                        F-8 to F-22

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

     As discussed in Note 1 to the financial statements, the Company has a significant liquidity problem and may not be able to generate sufficient cash resources to meet future operating needs. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Also, the Company restated the December 31, 1996 financial statements to appropriately reflect certain transactions with Company management (See Note 1).
                                       /s/ Jay J. Shapiro
                                       ---------------------------
November 26, 1996                      JAY J. SHAPIRO, C.P.A.
Encino, California                     a professional corporation

                    MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                          SEPTEMBER 30, 1996 AND 1995
                                  (RESTATED)

                                                     1996
1995                                                        -------
----  -----------
                    ASSETS:
 Cash                                               $28,821
$75,495  Accounts receivable-trade                           95,587
    105,260  Film inventory (Note 1)
              Furniture and fixtures, at cost, net of
                accumulated depreciation of $71,841
                 and $64,153 at September 30, 1996 and
                  September 30, 1995 (Note 1)
   1,171        9,586  Security deposit and other assets
        31,830       38,600
          -----------  -----------
                  $157,409     $228,941
                       ===========  ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
     Accounts payable and accrued expenses             $151,789
 $149,815     Accrued Payroll
172,558      379,170     Deferred income (Note 1)
         190,392       29,643     8% Convertible debenture (Note 1)
                458,907                  Notes Payable (Note 2)
                          50,000       50,000
                               -----------  -----------      Total
liabilities                            $1,023,646     $608,628
                                               -----------  -------
----   Commitments (Note 8)
 Shareholders' deficit:
     Preferred stock, $.01 par value;
         10,000,000 shares authorized;
            none outstanding
              Common stock, $.04 par value;
                  25,000,000 shares authorized;
                     1,398,716 and 1,353,716 shares issued and
                        outstanding at September 30, 1996 and
                           September 30, 1995 (Note 1 and Note 7)
          55,954       54,154     Additional paid-in capital (Note
1)             3,315,191    2,856,232     Accumulated deficit
                      (4,237,382)  (3,290,073)
                              -----------  -----------      Total
shareholders' deficit                    (866,237)    (379,687)
                                               -----------  -------
----                                                     $157,409
   $228,941
===========  ===========







              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                  (RESTATED)

                                          1996         1995
1994                                        -----------  ----------
- -----------
                 Film revenue (Note 1)                    $239,857
   $498,476    $595,030                                        ----
-------  ----------- -----------
Costs and expenses:
  Operating costs and film amortization    51,981      100,550
140,605   (Note 1)
  Selling, general and administration     671,764      611,661
702,939   (Note 5)
                                       -----------  ----------- ---
--------
Operating loss                           (483,888)    (213,735)
(248,514)                                        -----------  -----
------ -----------
Other income (expense):
  Interest income                             488          356
    204   Interest expense (Note 1 and Note 2)   (463,909)
(6,250)    (10,000)                                        --------
---  ----------- -----------
  (463,421)      (5,894)     (9,796)
         -----------  ----------- -----------
Net loss                                ($947,309)   ($219,629)
($258,310)                                        ===========
=========== ===========

Net loss per share (Note 3)                ($0.70)      ($0.16)
 ($0.19)                                        ===========
=========== ===========


















              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                               (RESTATED)

                                         1996         1995
1994                                       -----------  -----------
-----------
            Cash flows from operating activities:
  Net loss                             ($947,309)   ($219,629)
($258,310)                                       -----------  -----
------  -----------  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
    Discount adjustment to convertible
      debenture (Note 1)                 441,259
    Bad debt expense                      25,000
    Depreciation and amortization          8,415       15,408
132,995     Decrease (increase) in other assets    6,770
27,589       (2,993)     Decrease(Increase) in accounts
      receivable-trade                     9,673      105,485
(192,745)     Increase (decrease) in accounts
      payable and accrued expenses         1,974       71,371
 47,057     Increase (decrease) in accrued      (206,612)
87,073      292,097       payroll
    Increase (decrease) in deferred      160,749        5,525
(32,524)       income
    Increase in 8% convertible           458,907
      debenture
    Issuance of common stock for          19,500
      services                        -----------  -----------  ---
--------        Total adjustments                925,635
312,451      243,887                                       --------
---  -----------  -----------        Net cash provided (used) by
   (21,674)      92,822      (14,423)           operating
activities

Cash flows from investing activities:
  Write off note receivable              (25,000)
  Purchase of copier machine                           (2,053)
                                  -----------  -----------  -------
----        Net cash used in investing       (25,000)      (2,053)
         0           activities

Cash flows from financing activities:
  Decrease in Notes payable                            (50,000)
                                    -----------  -----------  -----
-----        Net cash provided (used) in             0
(50,000)          0           financing activities         --------
---  -----------  ----------
Net increase (decrease) in cash and       (46,674)      40,769
(14,423)   cash equivalents
Cash and cash equivalents at beginning     75,495       34,726
 49,149   of year                              -----------  -------
----  ----------Cash and cash equivalents at end of year  $28,821
    $75,495     $34,726
===========  ===========  ==========

                  See notes to consoldiated financial statements.

                  MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                  (RESTATED)
                                   (Continued)

                                           1996        1995
1994                                         ----------- ----------
- -----------
                Cash flows from operating activities:
  Cash received from customers             642,342     922,841
393,045   Cash paid to suppliers and employees    (655,404)
(820,025)   (396,872)   Interest received
  488         356         204   Income taxes paid
       (1,600)     (1,600)       (800)   Interest paid
                (7,500)     (8,750)    (10,000)
                     ----------- ----------- -----------        Net
cash provided (used) by
          operating activities             (21,674)     92,822
(14,423)

Cash flows from investing activities:
  Purchase of copier machine                            (2,053)
Note receivable loan (Note 5)            (25,000)
                                        ----------- ----------- ---
--------        Net cash used in
          investing activities             (25,000)     (2,053)
      0

Cash flows from financing activities
  Principal payment on note payable                    (50,000)
                                     ----------- ----------- ------
-----        Net cash used by
          financing activities                   0     (50,000)
      0                                         ----------- -------
---- -----------Net increase (decrease) in cash            (46,674)
   40,769     (14,423)

Cash at the beginning of the year           75,495      34,726
 49,149                                         ----------- -------
---- -----------Cash at end of year                        $28,821
   $75,495     $34,726
=========== =========== ===========







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

                   MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
         FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (RESTATED)

                                          Common     Paid-in
Accumulated                                Shares      Stock
Capital    (deficit)                             ------------ -----
---- ----------- ------------
                             Balance, September 30, 1993
1,353,716   $54,154  $2,856,232  ($2,812,134)

Net loss
(258,310)                             ------------ --------- ------
----- ------------Balance, September 30, 1994   1,353,716   $54,154
$2,856,232  ($3,070,444)                             ------------ -
-------- ----------- ------------
Net loss
(219,629)                             ------------ --------- ------
----- ------------Balance, September 30, 1995   1,353,716   $54,154
$2,856,232  ($3,290,073)                             ------------ -
-------- ----------- ------------Reverse split March 31, 1996
  1 to 40 (Note 1)

Issuance of common stock         45,000     1,800      17,700
(Note 5)
Adjustment to discount on
  convertible debenture
  (Note 1)                                            441,259 Net
loss
(947,309)                             ------------ --------- ------
----- ------------Balance, September 30, 1996   1,398,716   $55,954
$3,315,191  ($4,237,382)                             ============
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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

Note 1 - Organization and Summary of Significant Accounting
  Policies:

The Company deemed it necessary to restate and refile its Form 10-K for the year ended September 30, 1996 and its Consolidated Financial Statements. Accordingly, the following items were restated as a result of adjustments effecting the restated Consolidated Financial Statements of the Company as of September 30, 1996.
An adjustment was made for $441,259 increasing interest expense from $22,650 to $463,909 representing additional financing cost and credit to additional paid in capital increasing it from $2,873,936 to $3,315.191. This was required to adjust the conversion price of $.25 per share of the 8% convertible debenture to $.50 per share, the market value of the Company's common stock at the time of issuance, March 31, 1996, of the 8% convertible debenture.

In addition, an adjustment was made to salary expense of $22,308, increasing selling, general and administration expense from $649,456 to $671,764 and to accrued payroll increasing it from $150,250 to $172,558. This was adjusted to reflect the accrual of vacation pay due Mr. Brown and Mr. Smith not recorded at September 30, 1996 and should have been.

The aggregate effect of these two adjustments was to increase the Company's net loss from $483,742 to $947,309. The Company's shareholders' deficit increased from $843,929 to $866,237 and increased the accumulated deficit from $3,773,815 to $4,237,382.

Further, the Consolidated Statements of Cash Flows for the year ended September 30, 1996 have been reformatted to comply with FAS
95.

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

The following is disclosure regarding the fair value as compared to carrying value under the guidelines of FAS 107 and how it applies to the financial instruments as presented on the Company's September 30, 1996 and 1995 balance sheet. The assets of the Company are carried at their net realizable value, namely cash, accounts receivable and other, that are prepaids and rent deposit. On the liability side, accounts payable and accrued expenses are stated at fair value. Deferred income is at fair value. Notes payable is at fair value. The 8% convertible debenture has a fair value different than its stated value. The conversion of the 8% convertible debenture at $.25 a share would yield 1,835,628 shares of the Company's common stock. The market value of the common stock at September 30, 1996 was $.44. The carrying value and fair value of the 8% convertible debenture is as follows:

                                             1996
                                    -----------------------
                                    Carrying        Fair
                                     Amount         Value
                                    --------       --------
8% convertible debenture            $458,907       $807,676
                             ========       ========

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994
Note 1 - cont...

Statement of Financial Accounting Standards Nos. 123, which becomes effective January 1, 1997, "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. However, it also allows an entity to continue to measure compensation cost based on APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has determined that the fair value of stock transactions is similar to the issue price at the time of granting and, accordingly, the adoption of this statement would have no impact on reported earnings.

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

1996
----
                                                        Percent of
Customer                    Territory      Amount         Sales ---
-----                    ---------      ------       ----------
                                                          Vensold
de Venezuela         France        $30,000         14%
1995
----

There were no customers representing greater than 10 percent of revenue during the period.

1994
----
                                                        Percent of
Customer                    Territory      Amount         Sales ---
-----                    ---------      ------       ----------
                                                          TSC
Technische               Germany       75,000          13% Michael
Arthur Films         Germany       77,000          13%

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

                        MARQUEE ENTERTAINMENT
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

Note 1 - cont...

As of September 30, 1996 and 1995 furniture and fixtures consists of:

                                    1996                   1995
                                 ------------------------------
Purchased furniture . . . . . $47,380               $47,380
Equipment . . . . . . . . . .  25,572                25,572
                            -------               -------
                         $72,952               $72,952      Less
accumulated depreciation <71,841>              <63,790>
                        --------              --------
                      $ 1,111               $ 9,162      Leasehold
improvements-net         60                   424
                  -------               --------
                $ 1,171               $ 9,586
              =======               =======
Film Costs and Amortization:

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

Note 5 - cont...

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

                               FEDERAL

Tax Year                        Amount of               Expiration
Ended                           Net Loss                Date
December 31,                    Carryforward            December
31, ---------------------------------------------------------------
-----
1987                            $<  167,461>               2002
1988                             <  343,668>               2003
1989                             <  289,685>               2004
1990                             <  734,518>               2005
1991                             <  414,108>               2006
1992                             <  158,229>               2007
1993                             <  800,189>               2008
1994                             <  167,848>               2009
1995                             <  250,182>               2010 ---
-----------------------------------------------------------------
          Total NOL            $<3,325,888>
                                 ============

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED SEPTEMBER 30, 1996, 1995, 1994

Note 6 - cont...

                                 STATE

Tax Year                        Amount of               Expiration
Ended                           Net Loss                Date
December 31,                    Carryforward            December
31, ---------------------------------------------------------------
-----
1991                            $<  206,654>               1997
1992                             <   78,715>               1998
1993                             <  399,695>               1998
1994                             <   83,559>               1999
1995                             <  124,312>               2000 ---
-----------------------------------------------------------------
                              $<  892,935>
                                ============

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


Note 7 - Incentive Stock Option Plans:

Shares reserved for issuance: Shares of common stock were reserved for the exercise of the following and are reflecting the effect of the reverse stock split of 1 for 40:

                                                  September 30,
                                              1996       1995
                                           ---------  ---------
                                                         Incentive
and nonqualified stock option plans:
    Outstanding                                   35,000     75,000
   Available for grant                        1,215,000  1,225,000
                                              ---------  ---------
                                Totals       1,250,000  1,300,000
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

The 1993 Non-Qualified Plan provides that no options shall be granted thereunder after March 7, 2003. The Board of Directors may amend, suspend or terminate the 1993 Non-Qualified Plan at any time. Changes in options outstanding under the stock options plans are summarized below:

                                                   Non-    Per
Share                                     Incentive   qualified
Exercise Price                                     ---------   ----
-----  --------------
                 Outstanding at October 1, 1993       54,375
 ---     $.80 to $.88 Automatic grant to Directors           ---
     5,000    $.88 Exercised                              ---
   ---         ---Canceled                             <1,875>
  ---     $.80                                      ------      ---
----   -------------
Outstanding at September 30, 1994    52,500       5,000    $.80 to
$.88 Automatic grant to Directors          5,000       5,000
$.44 Exercised                              ---         ---
 ---Canceled                             <2,500>       ---     $.80
                                    ------      -------   ---------
---
Outstanding at September 30, 1995    55,000      10,000    $.80 to
$.88 Automatic grant to Directors          5,000       5,000
$.44 Exercised                              ---         ---
 ---Canceled                            <50,000>       ---
---                                     -------     -------   -----
---------Outstanding at September 30, 1996    15,000      20,000
 $.44 to $.88                                      ======
======   ==============

Other Options:
   Other options granted during fiscal year ended September 30,
1996 are as    follows:
                                      Other                Per
Share                                      Options
Exercise Price                                     ---------
       --------------
                           Directors                   50,000
              $0.50           Consultants                235,000
            $1.00 to $1.50                                     ----
-----
                                     285,000
                                    =========

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