Form 10-Q/A
period 1996-12-31
MARQUEE ENTERTAINMENT INC
filed 1997-05-16
CIK 806277

AMENDMENT TWO
                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

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

  Notes to Condensed Financial Statements                 7 to 19

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

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                (UNAUDITED)
                                (RESTATED)

                                               1996         1995
                                            -----------  -----------
Cash flows from operating activities:
  Net (loss)                                 ($123,981)   ($105,403)
                                            -----------  -----------
  Adjustments to reconcile net profit
    (loss) to net cash provided (used) by
    operating activities (Note 2):
      Depreciation and amortization                915        3,980
      Decrease (increase) in other assets       (2,220)       7,245
      Decrease(Increase) in accounts
        receivable-trade                        15,952      (38,400)
      Increase (decrease) in accounts payable
        and accrued expenses                   (14,417)      26,109
      Increase (decrease) in accrued payroll    53,934       19,750
      Increase (decrease) in deferred income    55,001      100,000
      Increase in 8% covertible debenture        8,825
                                            -----------  -----------
        Total adjustments                      117,990      118,684
                                            -----------  -----------
        Net cash provided (used) by             (5,991)      13,281
          operating activities              -----------  -----------

Cash flows from investing activities:                0            0
  Net cash provided (used) in investing     -----------  -----------
  activities                                         0            0

Cash flows from financing activities:                0            0
  Net cash provided (used)                  -----------  -----------
  in financing activities                            0            0
                                            -----------  -----------
Net increase (decrease) in cash and cash
  equivalents                                   (5,991)      13,281

Cash and cash equivalents at beginning
  of year                                       28,821       75,495
                                            -----------  -----------

Cash and cash equivalents at end of year       $22,830      $88,776
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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -

The Company deemed it necessary to restate and refile its Form 10-Q for the three months ended December 31, 1996 and its Consolidated Financial Statements. Accordingly, the following items were restated as a result of adjustments to the restated Form 10-K/A, as of September 30, 1996, and adjustments effecting the restated Consolidated Financial Statements for the three month period ended December 31, 1996.

Two adjustments were made to the September 30, 1996 Consolidated Financial Statements. One for $441,259 increased interest expense and increased additional paid in capital. This effected the December 31, 1996 Consolidated Balance Sheet by increasing additional paid in capital prior to restatement from $2,873,936 to a restated amount of $3,315,191. This was required to adjust the conversion price of $.25 per share of the 8% convertible debenture to $.50 per share, the market value of the Company's common stock at the time of issuance, March 31, 1996, of the 8% convertible debenture.

The other adjustment to the September 30, 1996 Consolidated Financial Statements was $22,308 increasing salary expense and increasing accrued payroll. The total effect of these two adjustments was to increase the net loss from operations from $483,742 to $947,309 and increase the accumulated deficit from $3,773,815 to $4,237,382.

Adjustments effecting the December 31, 1996 Consolidated Financial Statements were two items of insurance cost. One in the amount of $2,237 for auto insurance and the other of $1,000 for life insurance. Both of these amounts are for future periods and therefore reclassed from expense to a prepaid insurance account. The net loss for the three months ended December 31, 1996 of $127,218 decreased to $123,981; selling, general and administration expense decreased from $159,925 to $156,688 and security deposit and other assets on the balance sheet increased from $30,813 to $34,050.

The following is a reconciliation of the accumulated deficit at
December 31, 1996:
     Prior to restatement                          $<3,901,033>
     Adjustments to September 30, 1996
       10-K/A Consolidated Financial Statements       <463,567>
     Adjustments to December 31, 1996 10-Q
       Consolidated Financial Statements                 3,237
                                                   ------------
                  Balance December 31, 1996        $<4,361,363>
                                                   ============

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - cont...

Further the Consolidated Statements of Cash Flows for the period ended December 31, 1996 have been reformatted to comply with FAS
95.


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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - cont...

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
                                    ---------
                                     285,000
                                    =========

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

The Company deemed it necessary to restate and refile its Form 10-Q for the three months ended December 31, 1996 and its Consolidated Financial Statements. Accordingly, the following items were restated as a result of adjustments to the restated Form 10-K/A, as of September 30, 1996, and adjustments effecting the restated Consolidated Financial Statements for the three month period ended December 31, 1996.

Two adjustments were made to the September 30, 1996 Consolidated Financial Statements. One for $441,259 increased interest expense and increased additional paid in capital. This effected the December 31, 1996 Consolidated Balance Sheet by increasing additional paid in capital prior to restatement from $2,873,936 to a restated amount of $3,315,191. This was required to adjust the conversion price of $.25 per share of the 8% convertible debenture to $.50 per share, the market value of the Company's common stock at the time of issuance, March 31, 1996, of the 8% convertible debenture.

The other adjustment to the September 30, 1996 Consolidated Financial Statements was $22,308 increasing salary expense and increasing accrued payroll. The total effect of these two adjustments was to increase the net loss from operations from $483,742 to $947,309 and increase the accumulated deficit from $3,773,815 to $4,237,382.

Adjustments effecting the December 31, 1996 Consolidated Financial Statements were two items of insurance cost. One in the amount of $2,237 for auto insurance and the other of $1,000 for life insurance. Both of these amounts are for future periods and therefore reclassed from expense to a prepaid insurance account. The net loss for the three months ended December 31, 1996 of $127,218 decreased to $123,981; selling, general and administration expense decreased from $159,925 to $156,688 and security deposit and other assets on the balance sheet increased from $30,813 to $34,050.

The following is a reconciliation of the accumulated deficit at December 31, 1996:

     Prior to restatement                          $<3,901,033>
     Adjustments to September 30, 1996
       10-K/A Consolidated Financial Statements       <463,567>
     Adjustments to December 31, 1996 10-Q
       Consolidated Financial Statements                 3,237
                                                   ------------
                  Balance December 31, 1996        $<4,361,363>
                                                   ============

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

Further the Consolidated Statements of Cash Flows for the period ended December 31, 1996 have been reformatted to comply with FAS
95.

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


Date    May 16, 1997           By   /s/ Ralph T. Smith
      ----------------------        -----------------------------
                                    Ralph T. Smith, President and
                                    Principal Accounting Officer