Form 10-Q/A
period 1997-03-31
MARQUEE ENTERTAINMENT INC
filed 1997-05-16
CIK 806277

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

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  March 31, 1997 and September 30, 1996 (Restated)          3

  Consolidated Statement of Operations
  for the three months ended March 31, 1997
  and 1996 (Restated)                                       4

  Consolidated Statements of Operations
  for the six months ended March 31, 1997
  and 1996 (Restated)                                       5

  Consolidated Statements of Cash Flows for the six
  months ended March 31, 1997 and 1996 (Restated)         6 to 7

  Notes to Condensed Financial Statements                 8 to 19

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                (RESTATED)

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

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (UNAUDITED)
                                (RESTATED)

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

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                (UNAUDITED)
                                (RESTATED)

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

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                               (UNAUDITED)
                               (RESTATED)

                                               1997         1996
                                            -----------  -----------
Cash flows from operating activities:
  Net (loss)                                   $40,105    ($175,369)
                                            -----------  -----------
  Adjustments to reconcile net profit
    (loss) to net cash provided (used) by
    operating activities:
      Depreciation and amortization              1,171        6,525
      Decrease (increase) in other assets       (1,344)       8,190
      Decrease (increase) in accounts
        receivable-trade                      (107,173)     (99,860)
      Increase (decrease) in accounts payable
        and accrued expenses                    19,247       83,624
      Increase (decrease) in accrued payroll   100,911     (379,170)
      Increase (decrease) in deferred income   (80,996)     100,000
      Increase in 8% convertible debenture      17,650      441,257
                                            -----------  -----------
        Total adjustments                      (50,534)     160,566
                                            -----------  -----------
        Net cash provided (used) by
          operating activities                 (10,429)     (14,803)
                                            -----------  -----------
Cash flows from investing activities:
  Note receivable loan                              0      (25,000)
                                           -----------  -----------
  Net cash provided (used) in investing
    activities                                      0      (25,000)

Cash flows from financing activities:               0            0
                                           -----------  -----------
  Net cash provided (used)                          0            0
    in financing activities                -----------  -----------

Net increase (decrease) in cash and cash      (10,429)     (39,803)
  equivalents

Cash and cash equivalents at beginning
  of year                                       28,821       75,495
                                            -----------  -----------

Cash and cash equivalents at end of year       $18,392      $35,692
                                            ===========  ===========




              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                          STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                (UNAUDITED)
                                (RESTATED)
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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -

The Company deemed it necessary to restate and refile its Form 10-Q for the six month period ended March 31, 1997. This refiling was necessitated by the reformatting of the Consolidated Statements of Cash Flows for the six months ended March 31, 1997. There were no adjustments effecting the Consolidated Financial Statements as of March 31, 1997.

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

The 1993 Non-Qualified Plan provides that no options shall be granted thereunder after March 7, 2003. The Board of Directors may amend, suspend or terminate the 1993 Non-Qualified Plan at any time. Changes in options outstanding under the stock options plans are summarized below:

                                                   Non-    Per Share
                                    Incentive   qualified  Exercise Price
                                    ---------   ---------  --------------
Outstanding at October 1, 1993       54,375        ---      $.80 to $.88
Automatic grant to Directors           ---         5,000    $.88
Exercised                              ---         ---          ---
Canceled                             <1,875>       ---      $.80
                                     ------       ------   --------------

Outstanding at September 30, 1994    52,500        5,000    $.80 to $.88
Automatic grant to Directors          5,000        5,000    $.44
Exercised                              ---          ---         ---
Canceled                             <2,500>        ---     $.80
                                     ------       ------   --------------

Outstanding at September 30, 1995    55,000       10,000    $.80 to $.88
Automatic grant to Directors          5,000        5,000    $.44
Exercised                              ---          ---          ---
Canceled                            <50,000>        ---          ---
                                     -------      ------   --------------

Outstanding at September 30, 1996    15,000       20,000    $.44 to $.88
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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

The Company deemed it necessary to restate and refile its Form 10-Q for the six month period ended March 31, 1997. This refiling was necessitated by the reformatting of the Consolidated Statements of Cash Flows for the six months ended March 31, 1997. There were no adjustments effecting the Consolidated Financial Statements as of March 31, 1997.

For the three and six months ended March 31, 1997, the Company had a profit of $164,086 and $40,105, respectively. The Company's shareholders' deficit decreased from $866,237 at September 30, 1996 to $826,132 at March 31, 1997. The Company's cash position decreased by $10,429 since September 30, 1996.

Results of Operations
---------------------

Revenue for the three and six month periods ended March 31, 1997 was $337,752 and $396,925, respectively, an increase of $255,750 and $264,969 as compared to the three and six month periods ended March 31, 1996. This increase is due to a license of films in the United Kingdom of $243,750 and in Germany for $50,000 recognized during the three months ended March 31, 1997. With the recognition of this revenue, deferred income, revenue to be recognized in a future period, decreased by $80,996.

Operating expense for the three and six months period ended March 31, 1997 was $4,712 and $21,425, respectively, a decrease of $19,859 and $8,473 as compared to the same periods in the prior year. This decrease was due to offsetting factors: less print costs of $4,000, less depreciation expense of $5,400 and an increase in freight costs of $1,000. These reductions reflect less digital conversion of the Company's films, the fully depreciated aspect of the Company's assets and an increase in sales activity that caused more shipments of film material.

Selling, general and administrative expenses for the three and six month periods ended March 31, 1997 were $159,100 and $315,788, an increase of $32,914 and $40,795 as compared to the three and six months ended March 31, 1996. There were two significant areas of increase as compared to the prior period. One was a bad debt of $14,400 that occurred during the three months ended March 31, 1997 as a result of a licensee making a down payment but then never taking delivery of the film nor making the final payment. After making several attempts to contact the licensee, with no success,
the   balance  in  accounts  receivable  of   $14,400   was  deemed

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY uncollectible and written off. The second was an increase in salaries and payroll tax during the three months ended March 31, 1997 of $30,000. In 1996 the Company analyzed the payroll tax accrual that had been accruing at the rate of 10% per period, and it was found to be excessive due to reaching the maximum for social security. The amount in excess of social security should have been accrued at the medicare rate of 1.45% that has no ceiling.

There were other offsetting factors in the other areas of the accounts: professional fee decreased by $12,000 during the three months ended March 31, 1997 due to legal expenses incurred with respect to the Company's unsuccessful attempt in placing a private placement; messenger/courier expense increased by $1,600 due to increased sales activity; auto expense increased by $1,600 due to one Company lease car needing a new set of tires and a tune-up; dues and subscriptions increased by $600 due to the subscription to AOL and some additional industry publications; and telephone expense increased by $1,200 due to increased sales activity.

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

During the year ended September 30, 1996, the Company prepared a private placement memorandum in an attempt to raise from $250,000 to $750,000 with a 20% override provision. The use of this funding

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY was for the acquisition of two private companies that the Company had letters of intent to acquire. One was KPAL TV, a low power television station located in Palmdale, California and the other was Barr Media, a film producer and distributor of educational and specialty film product. These letters of intent to acquire these companies have expired due to the Company's inability to raise the minimum of $250,000 in the private placement. Approximately $70,000 had been raised but it was unavailable and has been returned to the individual investors. There has been no further discussions with KPAL TV or Barr Media.

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