Form 10-Q
period 1997-06-30
MARQUEE ENTERTAINMENT INC
filed 1997-08-07
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1997
                               ----------------------------------
                                OR

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had 1,398,716 shares of its $.04 par value common stock outstanding as of August 1, 1997.

                              PART I
                              ITEM I

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  June 30, 1997 and September 30, 1996                      3

  Consolidated Statement of Operations
  for the three months ended June 30, 1997
  and 1996                                                  4

  Consolidated Statements of Operations
  for the nine months ended June 30, 1997
  and 1996                                                  5

  Consolidated Statements of Cash Flows for the nine
  months ended June 30, 1997 and 1996                     6 to 7

  Notes to Condensed Financial Statements                 8 to 19

               MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                       (UNAUDITED)
                                         June 30,    September 30,
                                           1997          1996
                                       ------------  ------------
ASSETS:
  Cash                                     $13,240       $28,821
  Accounts receivable-trade                 84,335        95,587
  Film inventory (Note 1)
  Furniture and fixtures, at cost,
    net of accumulated depreciation
    of $72,952 and $71,780 at
    June 30, 1997 and September 30,
    1996 (Note 1)                                0         1,171
  Security deposit and other assets         34,259        31,830
                                       ------------  ------------
                                          $131,834      $157,409
                                       ============  ============

LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable and accrued expenses    $99,126      $151,789
  Accrued Payroll                          324,585       172,558
  Deferred income (Note 1)                 131,573       190,392
  8% Convertible Debenture (Note 1)        485,912       458,907
  Notes Payable(Note 2)                     50,000        50,000
                                       ------------  ------------
       Total liabilities                 1,091,196     1,023,646
                                       ------------  ------------

 Commitments (Note 7)

 Shareholders' deficit:
   Preferred stock, $.01 par value;
     10,000,000 shares authorized;
     none outstanding
   Common stock, $.04 par value;
     25,000,000 shares authorized;
     1,398,716 shares issued and
     outstanding at June 30, 1997
     and September 30, 1996
     (Note 1 and Note 6)                    55,954        55,954
  Additional paid-in capital             3,315,191     3,315,191
  Accumulated deficit                   (4,330,507)   (4,237,382)
                                       ------------  ------------
       Total shareholders' deficit        (959,362)     (866,237)
                                       ------------  ------------
                                          $131,834      $157,409
                                       ============  ============

            See notes to consolidated financial statements.

               MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (UNAUDITED)

                                                1997          1996
                                            ------------  ------------
Film revenue (Note 1)                          $36,501       $45,068
                                            ------------  ------------

Costs and expenses:
  Operating costs and film amortization         15,103        12,615
  (Note 1)

  Selling, general and administration          144,041       186,214

                                            ------------  ------------
Operating profit (loss)                       (122,643)     (153,761)
                                            ------------  ------------
Other income (expense):

  Interest income                                   18            40
  Interest expense(Notes 1 and 2)              (10,605)      (10,075)
                                            ------------  ------------
                                               (10,587)      (10,035)
                                            ------------  ------------

Net (loss)                                   ($133,230)    ($163,796)
                                            ============  ============

Net (loss) per share (Notes 3 and 5)            ($0.10)       ($0.12)
                                            ============  ============


















            See notes to consolidated financial statements.

               MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (UNAUDITED)


                                                1997          1996
                                            ------------  ------------
Film revenue (Note 1)                         $433,426      $177,024
                                            ------------  ------------

Costs and expenses:
  Operating costs and film amortization         36,528        42,513
  (Note 1)

  Selling, general and administration          459,829       461,207

                                            ------------  ------------
Operating profit (loss)                        (62,931)     (326,696)
                                            ------------  ------------
Other income (expense):

  Interest income                                  561           106
  Interest expense (Notes 1 and 2)             (30,755)      (12,575)
                                            ------------  ------------
                                               (30,194)      (12,469)
                                            ------------  ------------

Net (loss)                                    ($93,125)    ($339,165)
                                            ============  ============

Net (loss) per share (Notes 3 and 5)            ($0.07)       ($0.25)
                                            ============  ============















            See notes to consolidated financial statements.

               MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (UNAUDITED)

                                                1997          1996
                                            ------------  ------------
Cash flows from operating activities:
  Net (loss)                                  ($93,125)    ($339,165)
                                            ------------  ------------
  Adjustments to reconcile net profit
    (loss) to net cash provided (used) by
    operating activities:
      Depreciation and amortization              1,171         7,470
      Decrease (increase) in other assets       (2,429)       (1,980)
      Decrease(Increase) in accounts
        receivable-trade                        11,252        28,399
      Increase (decrease) in accounts payable
        and accrued expenses                   (52,663)        8,984
      Increase (decrease) in accrued payroll   152,027      (291,670)
      Increase (decrease) in deferred income   (58,819)      106,999
      Increase in 8% Convertible Debenture      27,005       450,082
      Issuance of common stock for services                    7,000
                                            ------------  ------------
          Total adjustments                     77,544       315,284
                                            ------------  ------------
          Net cash provided (used) by
           operating activities                (15,581)      (23,881)
                                            ------------  ------------
Cash flows from investing activities:
  Note receivable loan                                       (25,000)
                                            ------------  ------------
  Net cash provided (used) in investing
    activities                                       0       (25,000)
                                            ------------  ------------
Cash flows from financing activities:
  Net cash provided (used)
    in financing activities                          0             0
                                            ------------  ------------
Net increase (decrease) in cash and cash
    equivalents                                (15,581)      (48,881)

Cash and cash equivalents at beginning
  of year                                       28,821        75,495
                                            ------------  ------------
Cash and cash equivalents at end of year       $13,240       $26,614
                                            ============  ============





            See notes to consolidated financial statements.

               MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                        STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (UNAUDITED)
                              (Continued)

                                                1997          1996
                                            ------------  ------------
Cash flows from operating activities:
  Cash received from customers                $537,882      $514,803
  Cash paid to suppliers and employees        (552,424)     (533,440)
  Interest received                                561           106
  Income taxes paid                             (1,600)       (1,600)
  Interest paid                                      0        (3,750)
                                            ------------  ------------
       Net cash provided (used) by
         operating activities                  (15,581)      (23,881)

Cash flows from investing activities:
  Note receivable loan                                       (25,000)
                                            ------------  ------------

Net cash used in investing activities                0       (25,000)

Cash flows from financing activities

                                            ------------  ------------

Net cash used by financing activities                0             0
                                            ------------  ------------

Net increase (decrease) in cash                (15,581)      (48,881)
Cash at the beginning of the year               28,821        75,495
                                            ------------  ------------

Cash at end of year                            $13,240       $26,614
                                            ============  ============


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

The results of operations for the nine month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

The balance sheets are presented in an unclassified format in accordance with FAS No. 53.

The Company's Board of Directors, on March 7, 1996, authorized a reverse stock split of 1 for 40 of its issued and outstanding common stock reducing the outstanding shares from 54,154,000 to 1,353,716. The reverse became effective for stockholders of record on March 22, 1996. In addition, the authorized number of shares was reduced from 250,000,000 to 25,000,000. On May 28, 1996, the
Company issued to a public relations firm 20,000 restricted shares of its common stock in lieu of fees for May and June 1996. On September 18, 1996 the Company issued to another public relations firm 25,000 free trading shares of its common stock in lieu of fees and options to purchase 105,000 shares at $1.00 per share and 130,000 shares at $1.50 per share. As of June 30, 1997, none of the options were exercised and there were 1,398,716 shares of the Company's common stock outstanding. In connection with the $25,000 free trading stock and 235,000 stock option the Company filed a Form S-8 with the Securities and Exchange Commission that became effective September 13, 1996.

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

As of June 30, 1997 the Company had $13,240 available to meet operating requirements. In addition, it had net accounts receivable of $84,335. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

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

The following is disclosure regarding the fair value as compared to carrying value under the guidelines of FAS 107 and how it applies to the financial instruments as presented on the Company's September 30, 1996 and 1995 balance sheet. The assets of the Company are carried at their net realizable value, namely cash, accounts receivable and other, that are prepaids and rent deposit. On the liability side, accounts payable and accrued expenses are stated at fair value. Deferred income is at fair value. Notes payable is at fair value. The 8% convertible debenture has a fair value different than its stated value. The conversion of the 8% convertible debenture at $.25 a share would yield 1,835,628 shares of the Company's common stock. The market value of the common stock at June 30, 1997 was $.3125. The carrying value and fair value of the 8% convertible debenture is as follows:

                                             1996
                                    -----------------------
                                    Carrying        Fair
                                     Amount         Value
                                    --------       --------
8% convertible debenture            $458,907       $573,634
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

In addition to television license agreements, the Company receives royalty revenue and other revenue participation in its films. This revenue is reported quarterly, biannually and in some cases annually by outside third parties. The Company is not able to project, estimate, define, or determine revenue from these sources until a report from these third parties is received indicating the amount of revenue they have calculated is owed, if any, to the Company and it is accompanied with a check for a like amount. Accordingly, since revenue is not determinable or definable in a future context, it cannot be accrued and is recorded on a cash basis when received. The following table represents royalty revenue for the nine months ended June 30, 1997 and 1996.

                           1997          1996
                          ------        ------
     Royalty Revenue      40,232        81,274

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

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three unsecured promissory notes bearing interest of 10% and due over a period of four years. The balance of $50,000 at June 30, 1997, which was due December 31, 1995, has not been paid and is therefore in default.


Note 3 - Net Loss Per Share:

At June 30, 1997 and 1996 common stock equivalents were not used because they would be antidilutive. Net loss per share is computed using the weighted average number of shares for the three and nine month periods ended June 30, 1996 and 1997.

                       Three months ended June       Nine months ended June
                          1997         1996             1997        1996
                       ------------------------      ----------------------
Weighted average
  number of shares      1,398,716    1,356,198       1,398,716    1,356,198

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

                               FEDERAL

Tax Year                        Amount of               Expiration
Ended                           Net Loss                Date
December 31,                    Carryforward            December 31,
--------------------------------------------------------------------
1987                            $<  167,461>               2002
1988                             <  343,668>               2003
1989                             <  289,685>               2004
1990                             <  734,518>               2005
1991                             <  414,108>               2006
1992                             <  158,229>               2007
1993                             <  800,189>               2008
1994                             <  167,848>               2009
1995                             <  250,182>               2010
--------------------------------------------------------------------
            Total NOL           $<3,325,888>
                                =============

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.


For the three and nine months ended June 30, 1997, the Company had a loss of $133,230 and $93,125 respectively. The Company's shareholders' deficit increased from $866,237 at September 30, 1996 to $959,362 at June 30, 1997. The Company's cash position decreased by $15,581 since September 30, 1996.

Results of Operations
---------------------

Revenue for the three month period ended June 30, 1997 was $36,501, a decrease of $8,567 as compared to the three period ended June 30, 1996. There were no significant license fees recognized during either three month period.

Revenue for the nine month period ended June 30, 1997 was $433,426, an increase of $256,402 as compared to the nine month period ended June 30, 1996. This increase was due to a license of films in the United Kingdom for $243,750 and in Germany for $50,000, both licenses were recognized during the quarter ended March 31, 1997.

Operating expenses for the three month period ended June 30, 1997 were $15,103, an increase of $2,488 as compared to the three month period ended June 30, 1996. This increase was due to additional print costs of $3,486 offset by reduction in depreciation of $945 as the Company's assets are fully depreciated.

Operating expenses for the nine month period ended June 30, 1997 was $36,528, a decrease of $5,985 as compared to the nine month period ended June 30, 1996. This decrease was due to a reduction in depreciation of $6,299 since the fixed assets of the Company were fully depreciated by March 31, 1997.

Selling, general and administrative expenses for the three month period ended June 30, 1997 were $144,041, a decrease of $42,173, as compared to the three month period ended June 30, 1996. Salaries and related benefits and payroll taxes decreased by $10,000 due to only Medicare of .0145 percent and Social Security of .062 percent on the remaining portion necessary to reach the maximum cut off of $62,700 for Mr. Brown and Mr. Smith for 1997 as compared to 1996 where the maximum had not been reached. Professional fees decreased by $21,000 as a result of the Company's efforts to

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY prepare and place a private placement in 1996. Messenger/Courier expenses decreased by $2,000; advertising and promotion decreased by $1,500 and travel and entertainment decreased by $1,500 also as a result of the Company's private placement efforts in 1996. Car leases and expenses decreased by $4,000 due to new auto leases at lower rates entered into in June of 1996.

Selling, general and administrative expenses for the nine month period ended June 30, 1997 were $459,829, a decrease of $1,378 as compared to the nine month period ended June 30, 1996. There were offsetting factors during the periods compared. Salaries increased by $13,600 as a result of the vacation accrued for Mr. Brown and Mr. Smith being recorded each period during 1997 versus at year end in 1996. Payroll tax expense increased by $13,500 in 1997 as the Company converted the total accrued payroll at March of 1996 and began accruing payroll tax subsequent to April 1, 1996 versus a full nine months in 1997. Bad debt expense increased $14,400 in 1997 as one license in Spain was written off versus none in 1996. Professional fees decreased $33,500 in 1997 as a direct result of the Company's efforts in trying to place a private placement in 1996. In addition, there were decreases in messenger/courier expenses of $1,000, advertising and promotion of $1,500, and travel and entertainment of $2,500, all related to the efforts made with the private placement in 1996.


Capital Resources and Liquidity
-------------------------------

As of June 30, 1997, the Company had $13,240 available to meet operating requirements. In addition, it had net accounts receivable of $84,335. This cash position is not adequate to meet the Company's operational needs and no immediate change is anticipated at this time.

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

During the year ended September 30, 1996, the Company prepared a private placement memorandum  in an attempt to raise from  $250,000

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY to $750,000 with a 20% override provision. The use of this funding as for the acquisition of two private companies that the Company had letters of intent to acquire. One was KPAL TV, a low power television station located in Palmdale, California and the other was Barr Media, a film producer and distributor of educational and specialty film product. These letters of intent to acquire these companies have expired due to the Company's inability to raise the minimum of $250,000 in the private placement. Approximately $70,000 had been raised but it was unavailable and has been returned to the individual investors. There has been no further discussions with KPAL TV or Barr Media.

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


Date   August 7, 1997          By   /s/ Ralph T. Smith
      ----------------------        -----------------------------
                                    Ralph T. Smith, President and
                                    Principal Accounting Officer