Form 10-K
period 1997-09-30
MARQUEE ENTERTAINMENT INC
filed 1997-12-31
CIK 806277

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended    September 30, 1997
                          ----------------------------------------
                               OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No
                           ----      ----
The number of shares outstanding of the Registrant's common stock as of November 25, 1996 was 1,398,716 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 15, 1997 was approximately $337,092.

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

The following table identifies the third parties that have been issued the Company's common stock in lieu of cash for services:

      Name of          Date of   Number of   Value of     Nature of
     Individual         Issue     Shares      Shares   Services Provided
---------------------  -------   ---------   --------  ------------------
(1) Francesca Daniels  5/28/96    20,000 R   $ 7,000   Public relations/
                                                       Investor relations
(2) Barry M. Ross      9/18/96    25,000     $12,500   Public relations/
                                                       Investor relations/
                                                       Financial consulting

                       Date of                  Value of
                       Services             Services Received
                -----------------------     -----------------
                (1) May, June 1996              $ 7,000
                (2) June-September 1996         $12,500

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

During fiscal year 1997 the Company experienced an increase in revenue of $229,258 as compared to fiscal year 1996. Even though revenue increased to $469,115, it remains inadequate to sustain the Company's operations. Although certain major territories remain available for licensing, there can be no assurances that revenue will increase during fiscal year 1998. Most of the rights owned by the Company are already licensed and market conditions will dictate the outcome as to the unlicensed territories. (see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion) The Company is currently seeking to acquire additional motion pictures for distribution. However, there can be no assurance as to the Company's ability to find such additional motion pictures on terms favorable to the Company or, if found, as to the Company's ability to finance the acquisition of any such pictures, given the limited funds available to the Company and the commercial lending and economic climate in general.

There were two customers representing greater than 10 percent of film revenue for fiscal year ended September 30, 1997.

                                                        Percent of
Customer                    Territory      Amount         Sales
--------                    ---------      ------       ----------
Daro Film Distribution   United Kingdom  $243,750         52%
Daro Film Distribution      Germany      $ 50,000         11%

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

ITEM 2.  PROPERTIES
-------------------

The Company presently occupies approximately 3000 square feet of office space at 9044 Melrose Avenue, Los Angeles, California, pursuant to an 80 month lease, (through December 31, 1997). The office space is located in a well maintained three-story office building. The Company is currently looking for new office space as a result of its lease expiration.


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

                                        High           Low
                                        ----           ---
     Fiscal 1996
     -----------
     First Quarter                      $.80           $.40
     Second Quarter                      .875           .50
     Third Quarter                       .875           .50
     Fourth Quarter                      .75            .44

     Fiscal 1997
     -----------
     First Quarter                      $.75           $.37
     Second Quarter                      .63            .32
     Third Quarter                       .57            .32
     Fourth Quarter                      .63            .19

The forgoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

As of December 15, 1997, the Company had approximately 700 holders of record of its common stock.

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

                              Years Ended September 30,

                    1997        1996         1995       1994        1993
                   ------      ------       ------     ------      ------
Total Assets     $   94,097  $  157,409    $228,941   $334,601    $286,281

Total
Liabilities       1,174,257   1,023,646     608,628    494,659     188,029

Stockholders
Equity (Deficit) (1,080,160)   (866,237)   (379,687)  (160,058)     98,252

Revenues
Film Lic. Fee       469,115     239,857     498,476    595,030     205,393

Interest Inc.           585         488         356        204      11,476

Income (Loss)      (213,923)   (947,309)   (219,629)  (258,310)   (833,748)

Income (Loss)
Per Share*           ($0.15)     ($0.70)     ($0.16)    ($0.19)     ($0.62)

Cash Dividends
Per Share              ---         ---        ---         ---         ---
--------------------
*Income (Loss) Per Share was retroactively adjusted to reflect the reverse stock split of 1 to 40 effective March 22, 1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION
----------------------------------------------------------

The Company experienced a loss of $213,923 for the fiscal year ended September 30, 1997 resulting in an increased accumulated deficit to $1,080,160. The loss of $213,923 in 1997, although less than the loss in 1996 of $947,309 by $733,386, reflects the Company's films continuing diminishing revenue generating capacity. In an effort to build the Company's revenue base, subsequent to

September 30, 1997 on October 21, 1997 the Company made an offer that was accepted to purchase a film post production company, Of Sound Mind, Inc. ("OSM"). The Company filed a Form 8-K regarding this matter on October 31, 1997 (for further information see "Capital Resources and Liquidity" in this report).

The cash position of the Company at September 30, 1997 was $23,826, a decrease of $4,995 as compared to September 30, 1996. Accounts receivable at September 30, 1997 were $38,007, a decrease of $57,484 as compared to September 30, 1996. The aging of accounts receivable at September 30, 1997 was 29 days as compared to 144 days at September 30, 1996, a decrease of 115 days. This decrease is due to 92% of the accounts receivable and license fees recognized during the fiscal year ended September 30, 1997 fully paid whereas only 60% were paid during the fiscal year ended September 30, 1996


Results of Operations
---------------------

For the year ended September 30, 1997, film revenue was $469,115, an increase of $229,258 as compared to September 30, 1996. Gross profit before selling, general and administration of $604,256 was $431,108, an increase of $243,232 as compared to September 30, 1996. The loss of $213,923 at September 30, 1997 is due to a continuing lack of sales to cover the Company's overhead. The Company is continuing to negotiate licensing of certain major territories that are or will be available during fiscal year 1998. However, there can be no assurances that these sales will be made or that they will be adequate to cover the total cost of operations (for further comments see "Capital Resources and Liquidity" in this report).

Fiscal Year Ended September 30, 1997 versus Fiscal Year Ended
September 30, 1996
-----------------------------------------------------------------

Film revenue for fiscal year ended September 30, 1997 was $469,115 representing an increase of $229,257 as compared to September 30, 1996. This increase was primarily due to one major territory, United Kingdom, film license of $243,750, whereas during fiscal 1996 no major territories were sold.

Operating cost decreased by $13,974, or 27%, during fiscal year ended September 30, 1997 as compared to fiscal year 1996. There are certain offsetting factors: print cost increased by $2,000 due to prints provided to licensees on loan at the Company's expense; freight cost increased by $2,000 due to the higher volume of sales;

depreciation expense decreased by $7,200 due to all fixed assets becoming fully depreciated; and development cost decreased by $10,000 in 1997 as one abandoned project was written off in 1996 and none in 1997.

Selling, general and administration costs decreased by $67,508 for fiscal year ended September 30, 1997 as compared to fiscal year ended 1996. The primary reason for the decrease was that in 1996 the Company attempted a private placement that turned out to be unsuccessful. However, the Company still incurred the related legal and public relations costs associated with this private placement.

Professional fees for public relations decreased for fiscal year 1997 by $19,500 as compared to 1996 due to the private placement costs in 1996; legal fees for fiscal year 1997 decreased by $38,000 as compared to fiscal year 1996 also due to private placement costs in 1996; shareholder related expenses decreased by $2,500 during fiscal year 1997 as compare to 1996 due to a need in 1996 to obtain several shareholders lists deemed necessary during our private placement efforts; auto lease expense decreased for fiscal year 1997 by $9,000 as compared to 1996 as a result of leases of lesser valued automobiles; advertising and promotion expense in fiscal year 1997 decreased by $1,700 as compared to fiscal year 1996 due to less print and art material needed for marketing efforts; travel and entertainment during 1997 decreased by $2,100 as compared to 1996 due to less travel; insurance expense in fiscal year 1997 decreased by $2,100 as compared to fiscal year 1996 due to lesser premium cost on auto insurance, lesser valued cars, and reduction in the cost of errors and omissions insurance on the Company's films due to their age; and a decrease in bad debt expense in fiscal year 1997 of $10,600 as compared to fiscal year 1996 due to a write off of a note in 1996 of $25,000 offset in 1997 of a write off of one license of $14,400 as a result of the licensee not taking delivery of its films and non-payment. The grand total of decrease costs in fiscal year 1997 as compared to fiscal year 1996 was $85,500. These decreases were offset by certain increases in costs in fiscal year 1997 over 1996 as follows: salary expense increased by $1,900 in fiscal year 1997 as compared to 1996 due to a bonus and salary increase to one employee; accounting expense in fiscal year 1997 increased by $5,500 over fiscal year 1996 due to the Company refiling and restating its 1996 Form 10-K, December 31, 1996 Form 10-Q and March 31, 1997 Form 10-Q as a result of accounting adjustments and additional financial disclosures deemed necessary for proper reporting and to be in compliance with the Security and Exchange Acts of 1933 and 1934 as amended; auto expense in fiscal year 1997 increased by $3,900 over fiscal year 1996 due to one older auto needing to replace its cooling system and a new set of tires; payroll tax increased by $1,300 in fiscal year 1997 over 1996 due to salary increases and a higher social security base in 1997; postage expense increased by $1,600 during fiscal year 1997 over fiscal year 1996 as a result of higher sales activity; telephone expenses increased by $1,500 in fiscal year 1997 over fiscal year 1996 due to increased sales and film delivery activity; tax expense increased by $600 due to a redevelopment tax imposed by the city; dues and subscriptions increased by $800 due to internet services new in 1997; and other expenses increased by $900 during fiscal year 1997 over fiscal year 1996.


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

Selling, general and administration costs increased by $60,103 in fiscal 1996 as compared to fiscal 1995. There were offsetting factors that caused this increase in fiscal 1996; salary expense decreased by $3,700 due to having two administrative assistants during part of fiscal 1995 and an adjustment to payroll taxes as a result of an over accrual of tax on Mr. Brown and Mr. Smith's gross beyond social security wage base; professional fees increased by$48,539 due to the legal and public relations fees incurred in association with an attempted private placement and a Form S-8 filing; auto expense decreased by $5,000 due to fewer repairs; copier expense decreased by $3,200 as the Company purchased the copier after the lease ended in June of 1995; car lease expense decreased by $2,200 due to the expiration of the old leases and the new leases are for lesser amounts; advertising and promotion expense decreased by $2,470 due to less sales activity; temporary help cost decreased by $1,750 due to the Company not hiring any additional part-time help; travel and entertainment expense increased by $3,000 due to an increase in business lunches associated with the Company's efforts to raise capital for acquisitions; insurance expense increased by $5,400 due to the cost of an errors and omission policy; foreign remittance tax expense decreased by $3,500 due to no sales being made subject to remittance tax; bad debt expense increased by $25,000 due to the Company entering into a note receivable that matured on June 20, 1996 that was not paid.

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


Capital Resources and Liquidity
-------------------------------

As of September 30, 1997 the Company had $23,826 available to meet operating requirements. In addition, it had net accounts receivable of $38,103. This cash position is not adequate to meet the Company's operational needs.

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

During the year ended September 30, 1997, the Company's Board of Directors (the "Board") and management continued the mandate of investigating for strategic companies for potential acquisition or merger that would add asset value and revenue to the Company. In July and August of 1997 discussions were held with a company Of Sound Mind, Inc. ("OSM"). OSM is a private company involved in picture and sound post production in the motion picture and television industry. After several meetings and exchanges of information, the Company entered into a letter of intent on September 19, 1997 proposing a purchase of 100% of the outstanding stock of OSM in exchange for 700,000 shares of the Company's common stock. On October 21, 1997, subsequent to the Company's September 30, 1997 year end, the Company and OSM signed a more definitive purchase agreement that was outlined in a Form 8-K filed by the Company on October 31, 1997. The purchase is subject to OSM being able to provide audited financial statements.

The company has diversified sound services that include theme park projects, interactive games, internet projects, propriety systems development, and THX studio complex design/installation on an international level. In addition, OSM offers complete picture and sound post production packages to independent film makers.

On October 21, 1997, the Company also closed an offering of $150,000 principal amount convertible subordinated debentures (the "Debentures") and 150,00 Common Stock Purchase Warrants exercisable at $.50 (the "Warrants"). Each Debenture bears interest at the rate of 8% per annum and matures on November 1, 1998. Each Debenture is convertible into shares of the Registrant's common stock at the lesser of a thirty five percent discount to the average high closing bid price of the Registrant's common stock on the five consecutive trading days ending two days before the date of conversion or a thirty five percent discount to the average high closing bid price of the common stock on the date of Closing. Each Warrant is exercisable into the Registrant's common stock at a price of $.50 per share at any time on or after October 31, 1997 and expiring on October 31, 1999.

The capital raised, through the convertible debenture, of $150,000 is not adequate for the overall needs of the Company. The Company's Board and management continue to have discussions with investment bankers to raise funds for expansion of the Company and additional possible acquisitions. These discussions relate to establishing acquisition or merger criteria that would benefit all parties involved. The essential element is to add revenue generating assets to the Company and to strengthen the balance sheet. Currently, and management believes that over the next twelve months, the Company's film library will continue to generate the cash necessary to pay the Company's overhead excluding the full salaries of the President and Chairman.

The revenues from the library of films currently owned by the Company were not adequate in fiscal 1997 to meet the expenses of the Company and it is not anticipated that they will be adequate in the long term. Management believes that the Company must acquire additional motion pictures for distribution and is currently seeking to make such acquisitions. However, there can be no assurance as to the Company's ability to find such additional motion pictures on terms favorable to the Company or, if found, as to the Company's ability to finance the acquisition of any such pictures, given the limited funds available to the Company and the commercial lending and economic climate in general.

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

RALPH T. SMITH, age 59, has served as President, Chief Financial Officer and as a Director of the Company since January 1988; he served as Chief Financial Officer of PEL from 1987 to August 1991 (see Item 1 - BUSINESS - Background of the Company). Mr. Smith was Vice President and General Manager of ABC Watermark, Inc., a subsidiary of American Broadcasting Companies, Inc., from 1981 to 1986.

HAROLD BROWN, age 69, has served as Vice President and as a Director of the Company since August 1986, and as Chairman of the Board and Chief Executive Officer since March 1991. (see Item 1 - BUSINESS - Background of the Company) Mr. Brown was Vice President of PEL and PPG, and President of PFD from 1984 to August 1991 and served as President and a Director of National Peregrine, Inc. (formerly American National Enterprises, Inc.) from April, 1986, to August 1991. Mr. Brown has been employed in the motion picture industry since 1956. In January of 1995 Mr. Brown filed for voluntary personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code and was discharged June 1995.

Harvey Seslowsky, age 55, was appointed a Director of the Company as of March 31, 1996. Mr. Seslowsky is the Vice President, National Sales and Partnership Marketing, of Blockbuster Entertainment Group since 1995; Mr. Seslowsky has been active as a Consultant/New Business Development since 1991; he served as President and a Director of Scat Hovercraft, Inc. from 1990 to 1991 and served as President and a Director of Media Merchandising Corporation from 1988 to 1990.

The Board of Directors does not have an Audit, Compensation or Nominating Committee.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Management and Enumeration
--------------------------

The following table shows all cash compensation for services rendered during the last three (3) fiscal years ended September 30, paid by the Registrant to (i) each of the Registrant's executive officers whose cash compensation exceeded $60,000 and (ii) to all officers and directors as a group:

                     SUMMARY COMPENSATION TABLE
                     --------------------------
                                                             Long Term
                            Annual Compensation             Compensation
                     -----------------------------------    ------------

Name                                       Other Annual
and Principal                              Compensation
Position          Year     Salary($)           ($)          Options (#)
                             (1)               (2)
--------------------------------------------------------    ------------
Harold Brown
CEO               1995     115,000            11,260            5,000
                  1996      35,000            13,860            5,000
                  1997      37,500            19,235            5,000

Ralph T. Smith
President, CFO
                  1995     115,000                              5,000
                  1996      38,000                              5,000
                  1997      37,500                              5,000

All executive officers as a group 1996 (2 persons)(3)         $75,000
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

(3) Subsequent to September 30, 1997 both Mr. Brown's and Mr. Smith's cash compensation continues to be reduced until such time that the Company liquidity problems are resolved.

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

The 1993 Incentive Plan provides that no options shall be granted thereunder after March 7, 2003. The Board of Directors may amend, suspend or terminate the 1993 Incentive Plan at any time. As of September 30, 1997 21,250 options have been granted under the plan, none have been exercised.

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

The 1993 Non-Qualified Plan provides that no options shall be granted thereunder after March 7, 2003. The Board of Directors may amend, suspend or terminate the 1993 Non-Qualified Plan at any time. As of September 30, 1997 26,250 options have been granted under the plan, none have been exercised.

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

                           FISCAL YEAR 1997 OPTION GRANTS
                           ------------------------------

                                                           Potential Realizable
                                                             Value at Assumed
                                                           Rates of Stock Price
                                                             Appreciation for
                          Individual Grants                  Option Term (1)
------------------------------------------------------------------------------
                              Percent of
                            Total Options
                              Granted to
                   Options    Employees/    Exercise  Expira-
                   Granted    Directors     Price (2)  tion
Name                 (#)    in Fiscal Year   ($/Sh)    Date     5% ($)  10% ($)
-------------------------------------------------------------------------------
Harold Brown         5,000       40%         $0.48   10/30/01   $ 385   $1,117
Ralph T. Smith       5,000       40%         $0.48   10/30/01   $ 385   $1,117
Harvey Seslowsky     2,500       20%         $0.44   10/30/01   $ 302   $  668

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

Option Exercises and Fiscal Year-End Values. Shown below is information with respect to the exercise of Options to purchase Common Stock of Marquee Entertainment during the last fiscal year by each of the Named Executives and the value of unexercised Options held by each of them as of the end of fiscal 1997. None of the Named Executives exercised any Options during fiscal 1997.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                       AND FISCAL YEAR-END OPTION VALUES

                                         Number of        Values of Unexercised
              Shares                Unexercised Options   In-the-Money Options
             Acquired     Value       at Fiscal Year-        at Fiscal Year-
            on Exercise  Realized   End (#) Exercisable/   End ($) Exercisable/
Name                        (#)      ($) Unexercisable      Unexercisable (1)
------------------------------------------------------------------------------
Harold Brown    ----       ----         5,000/12,500              $0/$0
Ralph T. Smith  ----       ----         5,000/12,500              $0/$0
------------------------------------------------------------------------------
(1)  Based on the closing price of $0.4375 for Marquee Entertainment's Common
     Stock as traded over-the-counter on September 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Shares as of December 15, 1997 of (i) each present Director, (ii) all Directors and Officers as a group, and (iii) each beneficial owner of more than five percent of the Company's Common Shares.

-------------------------------------------------------------------
                                  Fully Diluted Basis

Name                      Amount and Nature                Percent
Beneficial Owner (1)   of Beneficial Ownership (2)         of Class
-------------------------------------------------------------------
Ralph T. Smith                 267,597     (3)             17.7%
Harold Brown                   420,002     (4)             27.8%
Harvey Seslowsky                57,500     (5)              3.8%

Officers and Directors
as a Group (3 Persons)         745,099                     49.3%
-------------------------------------------------------------------
(1)  The address of Messrs. Smith, Brown and Seslowsky is 9044
     Melrose Avenue, 3rd Floor, Los Angeles, California 90069.

(2)  Sole voting and investment control.

(3) Includes 27,500 Common Shares issuable under currently exercisable stock options held by Mr. Smith.

(4) Includes 27,500 Common Shares issuable under currently exercisable stock options held by Mr. Brown.

(5) Includes 57,500 Common Shares issuable under currently exercisable stock options held by Mr. Seslowsky.

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



Date:  December 23, 1997           By:  /s/ Ralph T. Smith
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


/s/ Harold Brown                                     December 23, 1997
---------------------------                          -----------------
Harold Brown                 Chairman of the Board          Date
                             Chief Executive Officer
                             and Vice President



/s/ Ralph T. Smith                                   December 23, 1997
---------------------------                          -----------------
Ralph T. Smith               President                      Date
                             Principal Accounting
                             Officer and Director



/s/ Harvey Seslowsky                                 December 23, 1997
---------------------------                          -----------------
Harvey Seslowsky             Director                       Date

                         MARQUEE ENTERTAINMENT

                     INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS
  Independent Auditor's Report - 1997, 1996               F-2
  and 1995

  Balance Sheet
  September 30, 1997 and 1996                             F-3

  Statement of Operations for the years ended
  September 30, 1997, 1996, 1995                          F-4

  Statements of Cash Flows for the years ended
  September 30, 1997, 1996 and 1995                    F-5 & F-6

  Statements of Shareholders' Deficit for the
  years ended September 30, 1997, 1996
  and 1995                                                F-7

  Notes to Financial Statements                       F-8 to F-22

                   INDEPENDENT AUDITOR'S REPORT
                   ----------------------------

The Board of Directors and Shareholders
Marquee Entertainment, Inc.:

     I have audited the accompanying consolidated balance sheet of Marquee Entertainment, Inc. as of September 30, 1997 and 1996 (restated) and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the three-year period ended September 30, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marquee Entertainment, Inc. as of September 30, 1997 and 1996 (restated), and results of its operations and its cash flows for each of the years ended in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses for each of the years ended September 30, 1997. The Company has a current cash position which may be inadequate to meet its future operating needs and additional financial support will be required during fiscal 1998. Given these factors, there is substantial doubt concerning the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Jay J. Shapiro
                                       ---------------------------
December 23, 1997                      JAY J. SHAPIRO, C.P.A.
Encino, California                     a professional corporation

                    MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                            CONSOLIDATED  BALANCE SHEET
                            SEPTEMBER 30, 1997 AND 1996

                                               1997         1996
                                            -----------  -----------
ASSETS:
 Cash                                          $23,826      $28,821
 Accounts receivable-trade                      38,103       95,587
 Film inventory (Note 1)
 Furniture and fixtures, at cost, net of
  accumulated depreciation of $72,952
  and $71,841 at September 30, 1997 and
  September 30, 1996 (Note 1)                                 1,171
 Security deposit and other assets              32,168       31,830
                                            -----------  -----------
                                               $94,097     $157,409
                                            ===========  ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

 Accounts payable and accrued expenses         $80,056     $151,789
 Accrued Payroll                               404,761      172,558
 Deferred income (Note 1)                      144,173      190,392
 8% Convertible Debenture (Note 1)             495,267      458,907
 Notes Payable(Note 2)                          50,000       50,000
                                            -----------  -----------
    Total liabilities                        1,174,257    1,023,646
                                            -----------  -----------
 Commitments (Note 8)

 Shareholders' deficit:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.04 par value;
   25,000,000 shares authorized;
   1,398,716  shares issued and
   outstanding at September 30, 1997 and
   September 30, 1996 (Note 1 and Note 7)       55,954       55,954
  Additional paid-in capital (Note 1)        3,315,191    3,315,191
  Accumulated deficit                       (4,451,305)  (4,237,382)
                                            -----------  -----------
    Total shareholders' deficit             (1,080,160)    (866,237)
                                            -----------  -----------
                                               $94,097     $157,409
                                            ===========  ===========



              See notes to consolidated financial statements.

                MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                         1997         1996         1995
                                      -----------  ----------- ------------
Film revenue (Note 1)                  $469,115     $239,857     $498,476
                                      -----------  ----------- ------------

Costs and expenses:
  Operating costs and film               38,007       51,981      100,550
    amortization (Note 1)
  Selling, general and                  604,256      671,764      611,661
    administration (Note 5)
                                      -----------  ----------- ------------
Operating loss                         (173,148)    (483,888)    (213,735)
                                      -----------  ----------- ------------
Other income (expense):
  Interest income                           585          488          356
  Interest expense(Note 1 and Note 2)   (41,360)    (463,909)      (6,250)
                                      -----------  ----------- ------------
                                        (40,775)    (463,421)      (5,894)
                                      -----------  ----------- ------------
Net loss                               ($213,923)   ($947,309)   ($219,629)
                                      ===========  =========== ============

Net loss per share (Note 3 )              ($0.15)      ($0.70)      ($0.16)
                                      ===========  =========== ============


















              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
               Increase (Decrease) in Cash and Cash Equivalents

                                         1997         1996         1995
                                      -----------  ----------- ------------
Cash flows from operating activities:
  Cash received from customers          636,889      642,342      922,841
  Cash paid to suppliers and           (640,869)    (655,404)    (820,025)
    employees
  Interest received                         585          488          356
  Income taxes paid                      (1,600)      (1,600)      (1,600)
  Interest paid                               0       (7,500)      (8,750)
                                      -----------  ----------- ------------
Net cash provided (used) by              (4,995)     (21,674)      92,822
  operating activities

Cash flows from investing activities:
  Purchase of copier machine                                       (2,053)
  Note receivable loan                               (25,000)
                                      -----------  ----------- ------------
Net cash used in investing activities         0      (25,000)      (2,053)

Cash flows from financing activities
  Principal payment on note payable                               (50,000)
                                      -----------  ----------- ------------
Net cash used by financing activities         0            0      (50,000)
                                      -----------  ----------- ------------
Net increase (decrease) in cash          (4,995)     (46,674)      40,769
Cash at the beginning of the year        28,821       75,495       34,726
                                      -----------  ----------- ------------
Cash at end of year                      23,826       28,821       75,495
                                      ===========  =========== ============

















              See notes to consolidated financial statements.

                MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Reconciliation of net loss to net cash used by operating activities:

                                         1996         1996         1995
                                      -----------  ----------- ------------
Cash flows from operating activities:
  Net loss                             ($213,923)   ($947,309)   ($219,629)
                                      -----------  ----------- ------------
  Adjustments to reconcile net
  loss to net cash provided (used) by
  operating activities:
    Discount adjustment to Convertible
      Debenture (Note 1)                              441,259
    Bad debt expense                                   25,000
    Depreciation and amortization          1,171        8,415       15,408
    Decrease (increase) in other assets     (338)       6,770       27,589
    Decrease(Increase) in accounts
      receivable-trade                    57,484        9,673      105,485
    Increase (decrease) in accounts
      payable and accrued expenses       (71,733)       1,974       71,371
    Increase (decrease) in accrued       232,203     (206,612)      87,073
      payroll
    Increase (decrease) in deferred      (46,219)     160,749        5,525
      income
    Increase in 8% Convertible Debenture  36,360      458,907
    Issuance of common stock for services              19,500
                                      -----------  ----------- ------------
        Total adjustments                208,928      925,635      312,451
                                      -----------  ----------- ------------
        Net cash provided (used) by
         operating activities             (4,995)     (21,674)      92,822
                                      ===========  =========== ============


Supplemental disclosures of cash flow information:
Disclosure of accounting policy:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.








              See notes to consolidated financial statements.

                  MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
           FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                          Common     Paid-in   Accumulated
                               Shares      Stock     Capital    (deficit)
                            ------------ --------- ----------- ------------
Balance, September 30, 1994   1,353,716   $54,154  $2,856,232  ($3,070,444)
                            ------------ --------- ----------- ------------

Net loss                                                          (219,629)
                            ------------ --------- ----------- ------------
Balance, September 30, 1995   1,353,716   $54,154  $2,856,232  ($3,290,073)
                            ------------ --------- ----------- ------------
Reverse split March 31, 1996
  1 to 40 (Note 1)

Issuance of common stock         45,000     1,800      17,700
  (Note 5)
Adjustment to discount on
  convertible debenture (Note 1)                      441,259
Net loss                                                          (947,309)
                            ------------ --------- ----------- ------------
Balance, September 30, 1996   1,398,716   $55,954  $3,315,191  ($4,237,382)
                            ------------ --------- ----------- ------------

Net loss                                                          (213,923)
                            ------------ --------- ----------- ------------
Balance, September 30, 1997   1,398,716   $55,954  $3,315,191  ($4,451,305)
                            ============ ========= =========== ============

The reverse stock split of 1 to 40, on March 31, 1996, has been reflected retroactively in all periods presented. (Note 1)













              See notes to consolidated financial statements.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

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

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

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

                       MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

Note 1 - cont. . .


Going Concern:

During the year ended September 30, 1996, the Company prepared a private placement memorandum in an attempt to raise from $250,000 to $750,000 with a 20% override provision. The use of this funding was for the acquisition of two private companies that the Company had letters of intent to acquire. One was KPAL TV, a low power television station located in Palmdale, California and the other was Barr Media, a film producer and distributor of educational and specialty film product. As of November 25, 1996, the letters of intent to acquire these companies had expired due to the Company's inability to raise the minimum of $250,000 in the private placement. Approximately $70,000 had been raised but it was returned to the individual investors as the minimum was not achieved.

The Company's Board of Directors and management continue to have discussions with investment bankers. These discussions relate to establishing acquisition or merger criteria that would benefit all parties involved. The essential element is to add revenue generating assets to the Company and to strengthen the balance sheet (see Note 9, Subsequent Events for Further Discussions). Currently, and management believes that over the next twelve months, the Company's film library will continue to generate the cash necessary to pay the Company's overhead excluding the full salaries of the President and Chairman.

Sales activity has continued and the Company's personnel is negotiating some major market licenses. There can be no assurance of consummating these negotiations at this time.

The revenue from the library of films currently owned by the Company were not adequate in fiscal 1997 to meet the expenses of the Company and it is not anticipated that it will be adequate in the long term. Management believes that the Company must acquire additional motion pictures for distribution and is currently seeking to make such acquisitions. However, there can be no assurance as to the Company's ability to find such additional motion pictures on terms favorable to the Company or, if found, as to the Company's ability to finance the acquisition of any such pictures, given the limited funds available to the Company and the commercial lending and economic climate in general.

                         MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

Note 1 - cont...


As of September 30, 1997 the Company had $23,826 available to meet operating requirements. In addition, it had net accounts receivable of $38,103. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

Note 1 - cont...


The following is disclosure regarding the fair value as compared to carrying value under the guidelines of FAS 107 and how it applies to the financial instruments as presented on the Company's balance sheet. The assets of the Company are carried at their net realizable value, namely cash, accounts receivable and other, that are prepaids and rent deposit. On the liability side, accounts payable and accrued expenses are stated at fair value. Deferred income is at fair value. Notes payable is at fair value. The 8% convertible debenture has a fair value different than its stated value. The conversion of the 8% convertible debenture at $.25 a share would yield 1,981,068 and 1,835,628 shares of the Company's common stock at September 30, 1997 and 1996, respectively. The market value of the common stock at September 30, 1997 and 1996 was $.44. The carrying value and fair value of the 8% convertible debenture is as follows:

                  8% Convertible Debenture
-----------------------------------------------------------

          1997                               1996
-------------------------           -----------------------
Carrying           Fair             Carrying        Fair
 Amount           Value              Amount         Value
--------         --------           --------       --------
$495,267         $871,670           $458,907       $807,676
========         ========           ========       ========

Statement of Financial Accounting Standards Nos. 123, that became effective January 1, 1997, "Accounting for Stock-Based Compensation" (SFAS 123) establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. However, it also allows an entity to continue to measure compensation cost based on APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has determined that the fair value of stock transactions is similar to the issue price at the time of granting and, accordingly, the adoption of this statement has no impact on reported earnings.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

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

1997
----
                                                       Percent of
Customer                    Territory     Amount         Sales
--------                    ---------     -------      ----------
Daro Film Distribution    United Kingdom $243,750         52%
Daro Film Distribution       Germany     $ 50,000         11%

1996
----
                                                       Percent of
Customer                    Territory     Amount         Sales
--------                    ---------     ------       ----------
Vensold de Venezuela         France      $ 30,000         14%

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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

Note 1 - cont...

Accordingly, since revenue is not determinable or definable in a future context, it cannot be accrued and is recorded on a cash basis when received. The following table represents royalty revenue over fiscal years ended September 30, 1996, 1995 and 1994.

                           1997         1996          1995
                         -------       -------       -------
     Royalty Revenue      71,921       115,107       131,219

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

As of September 30, 1997 and 1996 furniture and fixtures consists of:

                                    1997                   1996
                                   ------------------------------
     Purchased furniture           $47,380               $47,380
     Equipment                      25,572                25,572
                                   -------               -------
                                   $72,952               $72,952
     Less accumulated depreciation <72,952>              <71,841>
                                   --------              --------
                                   $     0               $ 1,111
     Leasehold improvements-net          0                    60
                                   -------               --------
                                   $     0               $ 1,171
                                   =======               ========

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

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

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years. The balance of $50,000 at September 30, 1997, which was due December 31, 1995, has not been paid and is therefore in default.

Note 3 - Net Loss Per Share:

Net loss per share is not computed using common stock equivalents at September 30, 1995, 1994 and 1993 because they would be antidilutive. Net loss per share is computed using the weighted average number of shares retroactively adjusted for the 1 for 40 reverse stock split for the years ended September 30 are as follows:

                        1997       1,398,716
                        1996       1,361,421
                        1995       1,353,714

Note 4 - Lease Commitment:

The Company entered into a lease agreement for 3,000 square feet of office space; the term is 6 years 8 months, beginning May 1, 1991 and ending December 31, 1997. Rent expense until the completion of this lease is $18,609.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995


Note 5 - Selling, general and administration expenses:

          ACCOUNT           1997            1996             1995
     ---------------------------------------------------------------
     Compensation         $358,073        $356,146        $343,381
     Professional Fees      16,734          68,733          20,194
     Shareholder               985           2,115             890
     Car Lease              14,641          23,688          25,880
     Promotion                 856           2,605           5,078
     Payroll Tax            18,200          16,894          33,651
     Telephone              10,885           9,320           8,658
     Travel/Entertainment   24,993          27,149          24,189
     Rent                   74,480          74,480          74,480
     Temporary Hire           ---             ---            1,750
     Insurance              18,408          20,487          15,036
     Bad Debt Expense       14,400          25,000            ---
     Other Expenses         51,601          45,147          58,524
                          --------        --------        --------
                          $604,256        $649,456        $611,661
                          ========        ========        ========

Note 6 - Income Taxes:

The Company files its federal and state income tax returns each year as of December 31 instead of its fiscal year end of September
30. The following table sets forth the Company net loss carryforward for each tax year beginning December 31, 1987 through December 31, 1996 and the expiration dates of each net loss carryforward:

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

Note 6 - cont...

                               FEDERAL

Tax Year                        Amount of               Expiration
Ended                           Net Loss                Date
December 31,                    Carryforward            December 31,
--------------------------------------------------------------------
1987                            $<  167,461>               2002
1988                             <  343,668>               2003
1989                             <  289,685>               2004
1990                             <  734,518>               2005
1991                             <  414,108>               2006
1992                             <  158,229>               2007
1993                             <  800,189>               2008
1994                             <  167,848>               2009
1995                             <  250,182>               2010
1996                             <  493,082>               2011
--------------------------------------------------------------------
            Total NOL            $<3,818,970>
                                 ============

                                 STATE

Tax Year                        Amount of               Expiration
Ended                           Net Loss                Date
December 31,                    Carryforward            December 31,
--------------------------------------------------------------------
1991                            $<  206,654>               1997
1992                             <   78,715>               1998
1993                             <  399,695>               1998
1994                             <   83,559>               1999
1995                             <  124,312>               2000
1996                             <  240,463>               2001
--------------------------------------------------------------------
                                $<1,133,398>
                                ============

If the net loss carryforward were to be realized, a deferred tax asset of approximately $1,500,000 would be set forth. However, due to the unlikely realization of such an asset, a valuation reserve of $1,500,000 would be required and no benefit would be recorded until the loss carryforward is realized.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995


Note 7 - Incentive Stock Option Plans:

Shares reserved for issuance: Shares of common stock were reserved for the exercise of the following and are reflecting the effect of the reverse stock split of 1 for 40:

                                                  September 30,
                                                 1997       1996
                                               ---------  ---------
Incentive and nonqualified stock option plans:
    Outstanding                                   47,500     35,000
    Available for grant                        1,202,500  1,215,000
                                               ---------  ---------
                                  Totals       1,250,000  1,250,000
                                               =========  =========

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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

Note 7 - cont...

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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

Note 7 - cont...

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

                       MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

Note 7 - cont...

                                                   Non-      Per Share
                                    Incentive   qualified  Exercise Price
                                    ---------   ---------  --------------
Outstanding at September 30, 1994    52,500       5,000    $.80 to $.88
Automatic grant to Directors          5,000       5,000    $.44
Exercised                              ---         ---         ---
Canceled                             <2,500>       ---     $.80
                                     ------      -------   --------------

Outstanding at September 30, 1995    55,000      10,000    $.80 to $.88
Automatic grant to Directors          5,000       5,000    $.44
Exercised                              ---         ---         ---
Canceled                            <50,000>       ---         ---
                                     -------     -------   --------------

Outstanding at September 30, 1996    15,000      20,000    $.44 to $.88
Automatic grant to Directors          6,250       6,250    $.44 to $.48
Exercised                              ---         ---          ---
Canceled                               ---         ---          ---

Outstanding at September 30, 1997    21,250      26,250    $.44 to $.88
                                     ======      ======   ===============

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

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995

Note 8 - Commitment:

Pursuant to employment agreements between the company and Harold Brown and Ralph T. Smith, respectively, dated March 12, 1991, annual compensation is $150,000 and $140,000 respectively. The term of the agreements is one year; the term is automatically extended until terminated by ninety days written notice given by either party to the other.


Note 9 - Subsequent Events:

During the year ended September 30, 1997, the Company's Board of Directors (the "Board") and management continued the mandate of investigating for strategic companies for potential acquisition or merger that would add asset value and revenue to the Company. In July and August of 1997 discussions were held with a company Of Sound Mind, Inc. ("OSM"). OSM is a private company involved in picture and sound post production in the motion picture and television industry. After several meetings and exchanges of information, the Company entered into a letter of intent on September 19, 1997 proposing a purchase of 100% of the outstanding stock of OSM in exchange for 700,000 shares of the Company's common stock. On October 21, 1997, subsequent to the Company's September 30, 1997 year end, the Company and OSM signed a more definitive purchase agreement that was outlined in a Form 8-K filed by the Company on October 31, 1997. The purchase is subject to OSM being able to provide audited financial statements.

The company has diversified sound services that include theme park projects, interactive games, internet projects, propriety systems development, and THX studio complex design/installation on an international level. In addition, OSM offers complete picture and sound post production packages to independent film makers.

On October 21, 1997, the Company also closed an offering of $150,000 principal amount convertible subordinated debentures (the "Debentures") and 150,000 Common Stock Purchase Warrants exercisable at $.50 (the "Warrants"). Each Debenture bears interest at the rate of 8% per annum and matures on November 1, 1998. Each Debenture is convertible into shares of the Registrant's common stock at the lesser of a thirty five percent discount to the average high closing bid price of the Registrant's common stock on the five consecutive trading days ending two days before the date of conversion or a thirty five percent discount to the average high

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1997, 1996, 1995



Note 9 - cont...

closing bid price of the common stock on the date of Closing. Each Warrant is exercisable into the Registrant's common stock at a price of $.50 per share at any time on or after October 31, 1997 and expiring on October 31, 1999.