Form 10-Q
period 1997-12-31
MARQUEE ENTERTAINMENT INC
filed 1998-02-10
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1997
                               ----------------------------------
                                OR

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

    6404 Wilshire Blvd., Suite 550, Los Angeles, CA 90048
-----------------------------------------------------------------
             (Address of principal executive offices)

                           (212) 782-0090
-----------------------------------------------------------------
       (Registrant's telephone number, including area code)

    9044 Melrose Ave., Third Floor, Los Angeles, CA 90069
-----------------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

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
              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had 1,398,716 shares of its $.04 par value common stock outstanding as of February 10, 1998.

                              PART I
                              ITEM I

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  December 31, 1997 and September 30, 1997                  3

  Consolidated Statement of Operations
  for the three months ended December 31, 1997
  and 1996                                                  4

  Consolidated Statements of Cash Flows for the three
  months ended December 31, 1997 and 1996                 5 to 6

  Notes to Condensed Financial Statements                 7 to 16

                MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED  BALANCE SHEET
                              (UNAUDITED)

                                            December 31, September 30,
                                               1997         1997
                                            -----------  -----------
ASSETS:
 Cash                                           $7,488      $23,826
 Accounts receivable-trade                      38,244       38,103
 Note receivable-Of Sound Mind, Inc. (Note 1)  100,000
 Film inventory (Note 1)
 Furniture and fixtures (Note 1)
 Security deposit and other assets              10,515       32,168
                                            -----------  -----------
                                              $156,247      $94,097
                                            ===========  ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Accounts payable and accrued expenses        $106,635      $80,056
 Accrued Payroll                               487,070      404,761
 Deferred income (Note 1)                      146,974      144,173
 8% Convertible debenture (Note 1)             504,621      495,267
 8% Convertible debenture-Mary Park (Note 1)   150,000
 Notes Payable (Note 2)                         50,000       50,000
                                            -----------  -----------
     Total liabilities                       1,445,300    1,174,257
                                            -----------  -----------
 Commitments (Note 6)
 Shareholders' deficit:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.04 par value;
   25,000,000 shares authorized;
   1,398,716  shares issued and
   outstanding at December  31, 1997 and
   September 30, 1997 (Note 1)                  55,954       55,954
  Additional paid-in capital (Note 1)        3,315,191    3,315,191
  Accumulated deficit                       (4,660,198)  (4,451,305)
                                            -----------  -----------
    Total shareholders' deficit             (1,289,053)  (1,080,160)
                                            -----------  -----------
                                              $156,247      $94,097
                                            ===========  ===========

              See notes to consolidated financial statements.

                MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                               (UNAUDITED)

                                               1997         1996
                                            -----------  -----------
Film revenue (Note 1)                          $13,110      $59,173
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization         13,568       16,713
    (Note 1)
  Selling, general and administration          195,843      156,688
                                            -----------  -----------
Operating loss                                (196,301)    (114,228)
                                            -----------  -----------

Other income (expense):
  Interest income                                   18          322
  Interest expense (Note 1 and Note 2)         (12,610)     (10,075)
                                            -----------  -----------
                                               (12,592)      (9,753)
                                            -----------  -----------

Net loss                                     ($208,893)   ($123,981)
                                            ===========  ===========

Net loss per share (Note 3)                     ($0.15)      ($0.09)
                                            ===========  ===========

















              See notes to consolidated financial statements.

                MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                               (UNAUDITED)
             Increase (Decrease) in Cash and Cash Equivalents

                                                     1997         1996
                                                  -----------  -----------
Cash flows from operating activities:
 Cash received from customers                        26,542      140,218
 Cash paid to suppliers and employees               (77,898)    (146,531)
 Interest received                                       18          322
 Income taxes paid                                        0            0
 Interest paid                                            0            0
 Net cash provided (used) by                      -----------  -----------
  operating activities                              (51,338)      (5,991)

Cash flows from investing activities:
 Note receivable loan                              (100,000)           0
                                                  -----------  -----------

Net cash used in investing activities              (100,000)           0
Cash flows from financing activities
Issuance of 8% convertible debenture-M.P.           135,000
                                                  -----------  -----------
Net cash used by financing activities               135,000            0
                                                  -----------  -----------
Net increase (decrease) in cash                     (16,338)      (5,991)

Cash at the beginning of the year                    23,826       28,821
                                                  -----------  -----------
Cash at end of year                                   7,488       22,830
                                                  ===========  ===========













              See notes to consolidated financial statements.

                MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                              (UNAUDITED)

Reconciliation of net loss to net cash used by operating activities:

                                                  1997         1996
                                               -----------  -----------
Cash flows from operating activities:
  Net loss                                      ($208,893)   ($123,981)
                                               -----------  -----------
  Adjustments to reconcile net
   loss to net cash provided (used) by
   operating activities:
     Issuance cost of convertible debenture-M.P.   15,000
     Depreciation and amortization                                 915
     Decrease (increase) in other assets           21,653       (2,220)
     Decrease(Increase) in accounts
       receivable-trade                              (141)      15,952
     Increase (decrease) in accounts payable
       and accrued expenses                        26,579      (14,417)
     Increase (decrease) in accrued payroll        82,309       53,934
     Increase (decrease) in deferred income         2,801       55,001
     Increase in 8% convertible debenture           9,354        8,825
                                               -----------  -----------
        Total adjustments                         157,555      117,990
                                               -----------  -----------
        Net cash provided (used) by
          operating activities                    (51,338)      (5,991)
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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation:

The accompanying condensed financial statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the information included therein in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial should be read in conjunction with the more detailed financial statements and related footnotes thereto which are incorporated by reference in the Form 10K for the year ended September 30, 1997.

The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

The balance sheets are presented in an unclassified format in accordance with FAS No. 53.

Going Concern:

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

During the year ended September 30, 1997, the Company's Board of Directors (the "Board") and management continued the mandate of investigating for strategic companies for potential acquisition or merger that would add asset value and revenue to the Company. In July and August of 1997 discussions were held with a company Of Sound Mind, Inc. ("OSM"). OSM is a private company involved in picture and sound post production in the motion picture and television industry. After several meetings and exchanges of information, the Company entered into a letter of intent on September 19, 1997 proposing a purchase of 100% of the outstanding stock of OSM in exchange for 700,000 shares of the Company's common stock. On October 21, 1997, the Company and OSM signed a more

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - cont...

definitive purchase agreement that was outlined in a Form 8-K filed by the Company on October 31, 1997. A term of the purchase agreement required the Company to advance OSM the sum of $100,000, that was done in October 1997 and is set forth on the December 31, 1997 balance sheet as a note receivable. The purchase is subject to OSM being able to provide audited financial statements.

The company has diversified sound services that include theme park projects, interactive games, Internet projects, propriety systems development, and THX studio complex design/installation on an international level. In addition, OSM offers complete picture and sound post production packages to independent film makers.

Subsequent to December 31, 1997, on January 30, 1998, the Company unilaterally terminated and rescinded the acquisition of Of Sound Mind, Inc. The Company rescinded the transaction due to the inability to complete the audit of OSM's books and records and the discovery of previously undisclosed liabilities. As a result of the rescission, the Company canceled the 700,000 shares of the Company's common stock that were to be issued to the shareholders of OSM. The Company has also converted its investments in OSM into loans and will seek repayment of said loans. As of the date of the rescission, OSM is indebted to the Company in the amount of $100,000.00.

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

As of December 31, 1997 the Company had $7,488 available to meet operating requirements. In addition, it had net accounts receivable of $38,244. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - cont...

President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - cont...

Film Costs and Amortization:

Amortization is based on the income forecast method utilizing the relationship revenue realized in the period bears to estimated future revenue. As of September 30, 1994 the Company's film inventory was fully amortized.


Note 2  -  Notes Payable:

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years. The balance of $50,000 at December 31, 1997, which was due December 31, 1995, has not been paid and is therefore in default.


Note 3 - Net Loss Per Share:

Net loss per share is not computed using common stock equivalents at December 31, 1997 and 1996 because they would be antidilutive. Net loss per share is computed using the weighted average number of shares for both December 31, 1997 and 1996 at 1,398,716 shares.


Note 4 - Income Taxes:

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


Note 4 - cont...

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


Note 5 - Incentive Stock Option Plans:

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

Note 6 - Commitment:

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

For the three months ended December 31, 1997, the Company had a loss of $208,893. The Company's shareholders' deficit increased from $1,080,160 at September 30, 1997 to $1,289,053 at December 31,
1997. The Company's cash position decreased by $16,388 since
September 30, 1997.

Results of Operations
---------------------

Revenue for the three month period ended December 31, 1997 was $13,110, a decrease of $46,063 as compared to the three month period ended December 31, 1996. For the three month period ended December 31, 1996 there was one license fee of $38,250 recognized, as compared to no significant license fees recognized during the three month period ended December 31, 1997.

Operating expenses for the three month period ended December 31, 1997 was $13,568, a decrease of $3,145 as compared to the three month period ended December 31, 1996. This decrease was due to a $1,317 decrease in print costs caused by less sales activity in 1997. Freight cost decreased by $913, also caused by less sales activity. Depreciation expense decreased by $915 since as of the three month period ended December 31, 1997 the Company's fixed assets were fully depreciated.

Selling, general and administrative expenses for the three month period ended December 31, 1997 were $195,843, an increase of $39,155 as compared to the three month period ended December 31, 1996. The primary cause for this increase was the costs associated with the 8% convertible debenture-Mary Park and the costs of our attempt to acquire Of Sound Mind, Inc. (see Capital Resources and Liquidity for further discussion of these items). Salaries, related benefits and payroll taxes decreased by $2,726 primarily due to less payroll taxes as Mr. Brown and Mr. Smith had reached the maximum on social security of $62,700 and only medicare of
 .0145 was charged whereas in 1996 a small portion to reach the social security maximum and medicare was charged; professional fees increased by $27,780 due to fees for placement of the 8% convertible debenture-Mary Park of $15,000 and additional legal fees associated with the 8% convertible debenture-Mary Park and Of Sound Mind, Inc., and there were no comparable fees in 1996; rent expense was the other significant increase, it increased by $13,706 due to the landlord charging late payment fees over the entire term of the lease and the Company was never notified of these charges prior to the expiration of the lease on December 31, 1997.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

Capital Resources and Liquidity
-------------------------------

As of December 31, 1997, the Company had $7,488 available to meet operating requirements. In addition, it had net accounts receivable of $38,244. This cash position is not adequate to meet the Company's operational needs and no immediate change is anticipated at this time.

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

The company has diversified sound services that include theme park projects, interactive games, Internet projects, propriety systems development, and THX studio complex design/installation on an international level. In addition, OSM offers complete picture and sound post production packages to independent film makers.

Subsequent to December 31, 1997, on January 30, 1998, the Company unilaterally terminated and rescinded the acquisition of Of Sound Mind, Inc. The Company rescinded the transaction due to the inability to complete the audit of OSM's books and records and the discovery of previously undisclosed liabilities. As a result of the rescission, the Company canceled the 700,000 shares of the Company's common stock that were to be issued to the shareholders of OSM. The Company has also converted its investments in OSM into loans and will seek repayment of said loans. As of the date of the rescission, OSM is indebted to the Company in the amount of $100,000.00.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 is included in this report. A report on Form 8-K was filed by the Company during the quarter covered by this report on October 31, 1997.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARQUEE ENTERTAINMENT, INC.


Date   February 10, 1998      By    /s/ Ralph T. Smith
      ----------------------        -----------------------------
                                    Ralph T. Smith, President and
                                    Principal Accounting Officer