Form 10-Q
period 1998-03-31
MARQUEE ENTERTAINMENT INC
filed 1998-05-13
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998
                               ----------------------------------
                                OR

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
              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had 1,398,716 shares of its $.04 par value common stock outstanding as of May 12, 1998.

                              PART I
                              ITEM I

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  March 31, 1998 and September 30, 1997                     3

  Consolidated Statement of Operations
  for the three months ended March 31, 1998
  and 1997                                                  4

  Consolidated Statements of Operations
  for the six months ended March 31, 1998
  and 1998                                                  5

  Consolidated Statements of Cash Flows for the six
  months ended March 31, 1998 and 1997                    6 to 7

  Notes to Condensed Financial Statements                 8 to 17

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

                                             March 31,   September 30,
                                               1998          1997
                                            -----------  -----------
ASSETS:
 Cash                                         $127,177      $23,826
 Accounts receivable-trade                      54,389       38,103
 Film inventory (Note 1)
 Furniture and fixtures (Note 1)
 Security deposit and other assets               8,317       32,168
                                            -----------  -----------
                                              $189,883      $94,097
                                            ===========  ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Accounts payable and accrued expenses        $110,976      $80,056
 Accrued Payroll                               566,651      404,761
 Deferred income (Note 1)                      193,373      144,173
 8% Convertible Debenture (Note 1)             513,976      495,267
 8% Convertible Debenture-Mary Park (Note 1)   150,000
 Notes Payable(Note 2)                          50,000       50,000
                                            -----------  -----------
    Total liabilities                        1,584,976    1,174,257
                                            -----------  -----------

 Commitments (Note 6)
 Shareholders' deficit:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.04 par value;
   25,000,000 shares authorized;
   1,398,716  shares issued and
   outstanding at March 31, 1998 and
   September 30, 1997 (Note 1)                  55,954       55,954
  Additional paid-in capital (Note 1)        3,315,191    3,315,191
  Accumulated deficit                       (4,766,238)  (4,451,305)
                                            -----------  -----------
    Total shareholders' deficit             (1,395,093)  (1,080,160)
                                            -----------  -----------
                                              $189,883      $94,097
                                            ===========  ===========

              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (UNAUDITED)

                                               1998         1997
                                            -----------  -----------
Film revenue (Note 1)                         $186,884     $337,752
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization         37,313        4,712
  (Note 1)
  Selling, general and administration          142,014      159,100
  Bad debt expense (Note 1)                    100,000
                                            -----------  -----------
Operating loss                                 (92,443)     173,940
                                            -----------  -----------

Other income (expense):
  Interest income                                    8          221
  Interest expense(Note 1 and Note 2)          (13,605)     (10,075)
                                            -----------  -----------
                                               (13,597)      (9,854)
                                            -----------  -----------

Net loss                                     ($106,040)    $164,086
                                            ===========  ===========

Net loss per share (Note 3)                     ($0.08)       $0.09
                                            ===========  ===========














              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                (UNAUDITED)

                                               1998         1997
                                            -----------  -----------
Film revenue (Note 1)                         $199,994     $396,925
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization         50,881       21,425
  (Note 1)
  Selling, general and administration          337,857      315,788
  Bad debt expense (Note 1)                    100,000
                                            -----------  -----------
Operating loss                                (288,744)      59,712
                                            -----------  -----------

Other income (expense):
  Interest income                                   26          543
  Interest expense(Note 1 and Note 2)          (26,215)     (20,150)
                                            -----------  -----------
                                               (26,189)     (19,607)
                                            -----------  -----------

Net loss                                     ($314,933)     $40,105
                                            ===========  ===========

Net loss per share (Note 3)                     ($0.23)       $0.02
                                            ===========  ===========















              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                (UNAUDITED)

              Increase (Decrease) in Cash and Cash Equivalents


                                               1998         1997
                                            -----------  -----------
Cash flows from operating activities:
    Cash received from customers               210,485      341,222
    Cash paid to suppliers and employees      (142,160)    (350,594)
    Interest received                               26          543
    Income taxes paid                                0       (1,600)
    Interest paid                                    0            0
                                            -----------  -----------
Net cash provided (used) by
 operating activities                           68,351      (10,429)
Cash flows from investing activities:
    Note receivable loan                      (100,000)           0
                                            -----------  -----------
Net cash used in investing activities         (100,000)           0
Cash flows from financing activities
  Issuance of 8% Convertible Debenture-M.P.    135,000
                                            -----------  -----------
Net cash used by financing activities          135,000            0
                                            -----------  -----------

Net increase (decrease) in cash                103,351      (10,429)
Cash at the beginning of the year               23,826       28,821
                                            -----------  -----------
Cash at end of year                            127,177       18,392
                                            ===========  ===========













              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                (UNAUDITED)

    Reconciliation of net loss to net cash used by operating activities


                                               1998         1997
                                            -----------  -----------
Cash flows from operating activities:
  Net profit (loss)                          ($314,933)     $40,105
                                            -----------  -----------
  Adjustments to reconcile net profit
   (loss) to net cash provided (used) by
   operating activities:
    Note receivable-OSM deemed a bad debt
    and not included in operating loss         100,000
    Issuance cost of Convertible Debenture-MP   15,000
    Depreciation and amortization                             1,171
    Decrease (increase) in other assets         23,851       (1,344)
    Decrease(Increase) in accounts
      receivable-trade                         (16,286)    (107,173)
    Increase (decrease) in accounts payable
     and accrued expenses                       30,920       19,247
    Increase (decrease) in accrued payroll     161,890      100,911
    Increase (decrease) in deferred income      49,200      (80,996)
    Increase in 8% convertible debenture        18,709       17,650
                                            -----------  -----------
        Total adjustments                      383,284      (50,534)
                                            -----------  -----------
        Net cash provided (used) by
         operating activities                   68,351      (10,429)
                                            ===========  ===========


Supplemental disclosures of cash flow information:
Disclosure of accounting policy:

For purposes of the statement of cash flows, the Company considers any highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

The results of operations for the six month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

During the year ended September 30, 1997, the Company's Board of Directors (the "Board") and management continued the mandate of investigating for strategic companies for potential acquisition or merger that would add asset value and revenue to the Company. In July and August of 1997 discussions were held with a company Of Sound Mind, Inc. ("OSM"). OSM was a private company involved in picture and sound post production in the motion picture and television industry. After several meetings and exchanges of information, the Company entered into a letter of intent on September 19, 1997 proposing a purchase of 100% of the outstanding stock of OSM in exchange for 700,000 shares of the Company's common stock. On October 21, 1997, the Company and OSM signed a more

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - cont...

definitive purchase agreement that was outlined in a Form 8-K filed by the Company on October 31, 1997. A term of the purchase agreement required the Company to advance OSM the sum of $100,000, that was done in October 1997 and was set forth on the December 31, 1997 balance sheet as a note receivable. The purchase was subject to OSM being able to provide audited financial statements.

Subsequent to December 31, 1997, on January 30, 1998, the Company unilaterally terminated and rescinded the acquisition of Of Sound Mind, Inc. The Company rescinded the transaction due to the inability to complete the audit of OSM's books and records and the discovery of previously undisclosed liabilities. As a result of the rescission, the Company canceled the 700,000 shares of the Company's common stock that were to be issued to the shareholders of OSM. The Company also converted its investments in OSM into loans. As of the date of the rescission, OSM was indebted to the Company in the amount of $100,000.00.

In February 1998, the Company received a notice, dated February 11, 1998, from the United States Bankruptcy Court, Central District of California informing the Company that Of Sound Mind, Inc. had filed Chapter 7 under the bankruptcy code effective February 9, 1998. In addition, the Company was informed in the notice that at this time OSM had no assets available from which payment would be made to unsecured creditors. Accordingly, as the note receivable repayment from OSM of $100,000 was extremely doubtful, the note receivable was written off as a bad debt effective March 31, 1998.

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

As of March 31, 1998 the Company had $127,177 available to meet operating requirements. In addition, it had net accounts

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - cont...

receivable of $54,389. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

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

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years. The balance of $50,000 at December 31, 1997, which was due December 31, 1995, has not been paid and is therefore in default. Subsequent to March 31, 1998, on April 23, 1998, the Company made a principal payment of $10,000 on this note, however, it is still considered in default.


Note 3 - Net Loss Per Share:

Net loss per share is not computed using common stock equivalents for the three- and six-month period ended March 31, 1998 because they would be antidilutive. Net loss per share is computed using the weighted average number of shares for the three- and six-month period ended March 31, 1998 at 1,398,716 shares. Common stock equivalents were used for the three- and six-month period ended March 31, 1998 at 1,731,216.


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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

For the three and six months ended March 31, 1998, the Company had a loss of $106,040 and $314,933, respectively. The Company's shareholders' deficit increased from $1,080,160 at September 30, 1997 to $1,395,093 at March 31, 1998. The Company's cash position increased by $103,351 since September 30, 1997.

Results of Operations
---------------------

Revenue for the three- and six-month periods ended March 31, 1998 was $186,884 and $199,994, respectively, a decrease of $150,868 and $196,931 as compared to the three- and six-month periods ended March 31, 1997. This decrease was due primarily to one license of films in the United Kingdom of $243,750 that occurred during the three months ended March 31, 1997.

Operating expenses for the three- and six-month periods ended March 31, 1998 was $37,313 and $50,881, respectively, an increase of $32,601 and $29,456 as compared to the same periods in the prior year. This was due from the purchase of Spanish language audio tracks, films previously dubbed by licensees, and repurchased by the Company for approximately $29,000 during the three-month period ended March 31, 1998.

Selling, general and administrative expenses for the three- and six-month periods ended March 31, 1998 were $142,014 and $337,857, respectively, a decrease of $17,086 and an increase of $22,069 as compared to the three- and six-month periods ended March 31, 1997. The decrease of $17,086 for the three-month period ended March 31, 1998 as compared to the same three-month period in 1993 was due to a reduction in rent expense of $6,336, the result of moving the office and entering into a new lease effective January 1, 1998; the other item was bad debt expense that decreased by $8,400. The increase of $22,069 for the six-month period ended March 31, 1998 as compared to the same six-month period in 1997 is comprised of off-setting items. The primary cause for the increase between the periods was the costs associated with the 8% convertible debenture-Mary Park and the costs of our attempt to acquire Of Sound Mind, Inc. ("OSM"). Salaries, related benefits and payroll taxes decreased by $5,660 primarily due to less payroll taxes as Mr. Brown and Mr. Smith had reached the maximum on social security of $62,700 and only medicare of .0145 was charged whereas in 1997 a small portion to reach the social security maximum and medicare was charged; professional fees increased by $26,629 due to fees for placement of the 8% convertible debenture-Mary Park of $15,000 and

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY additional legal fees associated with the 8% convertible debenture-Mary Park and Of Sound Mind, Inc., and there were no comparable fees in 1997; rent expense was the other significant increase, it increased by $8,079 due to the landlord charging late payment fees over the entire term of the lease and the Company was never notified of these charges prior to the expiration of the lease on December 31, 1997; courier expense decreased by $2,100 due to less sales activity; auto expense decreased by $2,400 and parking expense decreased by $1,800 as a result of moving and previously paying for 8 spaces and now only 3.

For the three- and six-month periods ended March 31, 1998, there is a line item bad debt expense of $100,000 that has no comparable item for these periods in 1997. This bad debt is a non-operational note receivable made to Of Sound Mind, Inc.

During the year ended September 30, 1997, the Company's Board of Directors (the "Board") and management continued the mandate of investigating for strategic companies for potential acquisition or merger that would add asset value and revenue to the Company. In July and August of 1997 discussions were held with a company Of Sound Mind, Inc. ("OSM"). OSM was a private company involved in picture and sound post production in the motion picture and television industry. After several meetings and exchanges of information, the Company entered into a letter of intent on September 19, 1997 proposing a purchase of 100% of the outstanding stock of OSM in exchange for 700,000 shares of the Company's common stock. On October 21, 1997, the Company and OSM signed a more definitive purchase agreement that was outlined in a Form 8-K filed by the Company on October 31, 1997. A term of the purchase agreement required the Company to advance OSM the sum of $100,000, that was done in October 1997 and was set forth on the December 31, 1997 balance sheet as a note receivable. The purchase was subject to OSM being able to provide audited financial statements.

Subsequent to December 31, 1997, on January 30, 1998, the Company unilaterally terminated and rescinded the acquisition of Of Sound Mind, Inc. The Company rescinded the transaction due to the inability to complete the audit of OSM's books and records and the discovery of previously undisclosed liabilities. As a result of the rescission, the Company canceled the 700,000 shares of the Company's common stock that were to be issued to the shareholders of OSM. The Company also converted its investments in OSM into loans. As of the date of the rescission, OSM was indebted to the Company in the amount of $100,000.00.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

In February 1998, the Company received a notice, dated February 11, 1998, from the United States Bankruptcy Court, Central District of California informing the Company that Of Sound Mind, Inc. had filed Chapter 7 under the bankruptcy code effective February 9, 1998. In addition, the Company was informed in the notice that at this time OSM had no assets available from which payment would be made to unsecured creditors. Accordingly, as the note receivable repayment from OSM of $100,000 was extremely doubtful, the note receivable was written off as a bad debt effective March 31, 1998.

Capital Resources and Liquidity
-------------------------------

As of March 31, 1998, the Company had $127,177 available to meet operating requirements. In addition, it had net accounts receivable of $54,389. This cash position is not adequate to meet the Company's operational needs and no immediate change is anticipated at this time.

The Company has no significant immediate liabilities that it is unable to satisfy, because at the present time the Company's Chairman and President continue to accrue their full salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities. In addition, the principal payment of $50,000 due on December 31, 1995 on the PEL note has not been paid and is in default. Subsequent to March 31, 1998 on April 23, 1998, the Company made a principal payment of $10,000 on this note, however, it is still considered in default.

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

On October 21, 1997, the Company closed an offering of $150,000 principal amount convertible subordinated debentures (the
"Debentures") and 150,000 Common Stock Purchase Warrants exercisable at $.50 (the "Warrants"). Each Debenture bears

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY interest at the rate of 8% per annum and matures on November 1, 1998. Each Debenture is convertible into shares of the Registrant's common stock at the lesser of a thirty five percent discount to the average high closing bid price of the Registrant's common stock on the five consecutive trading days ending two days before the date of conversion or a thirty five percent discount to the average high closing bid price of the common stock on the date of Closing. Each Warrant is exercisable into the Registrant's common stock at a price of $.50 per share at any time on or after October 31, 1997 and expiring on October 31, 1999.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 is included in this report. A report on Form 8-K was filed by the Company during the quarter covered by this report on February 4, 1998.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARQUEE ENTERTAINMENT, INC.


Date     May 13, 1998           By  /s/ Ralph T. Smith
      ----------------------        -----------------------------
                                    Ralph T. Smith, President and
                                    Principal Accounting Officer