Form 10-Q
period 1998-06-30
MARQUEE ENTERTAINMENT INC
filed 1998-08-12
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1998
                               ----------------------------------
                                OR

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

                           (323) 782-0090
-----------------------------------------------------------------
       (Registrant's telephone number, including area code)


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
              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had 2,321,793 shares of its $.04 par value common stock outstanding as of August 12, 1998.

                              PART I
                              ITEM I

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets for
  June 30, 1998 (unaudited) and
  September 30, 1997                                        3

  Consolidated Statement of Operations
  for the three months ended June 30, 1998
  and 1997                                                  4

  Consolidated Statements of Operations
  for the nine months ended June 30, 1998
  and 1997                                                  5

  Consolidated Statements of Cash Flows for the
  nine months ended June 30, 1998 and 1997                6 to 7

  Notes to Condensed Financial Statements                 8 to 17

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET

                                             Unaudited    Audited
                                              June 30,  September 30,
                                                1998         1997
                                            ----------- -----------
ASSETS:
 Cash                                         $ 72,533     $23,826
 Accounts receivable-trade                      80,260      38,103
 Security deposit and other assets              12,447      32,168
                                            ----------- -----------
                                              $165,240     $94,097
                                            =========== ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Accounts payable and accrued expenses        $ 69,190     $80,056
 Accrued Payroll                               571,151     404,761
 Deferred income (Note 1)                      156,425     144,173
 8% Convertible Debenture (Note 1)             513,976     495,267
 Notes Payable(Note 2)                          40,000      50,000
                                            ----------- -----------
    Total liabilities                       $1,350,742  $1,174,257
                                            ----------- -----------

 Commitments (Note 6)
 Shareholders' deficit:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.04 par value;
   25,000,000 shares authorized;
   2,321,793 shares issued and
   outstanding at June 30, 1998 and
   September 30, 1997 (Note 1)                  92,872      55,954
  Additional paid-in capital (Note 1)        3,434,273   3,315,191
  Accumulated deficit                       (4,712,647) (4,451,305)
                                            ----------- -----------
    Total shareholders' deficit             (1,185,502) (1,080,160)
                                            ----------- -----------
                                              $165,240     $94,097
                                            =========== ===========


              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (UNAUDITED)

                                               1998         1997
                                            ----------- -----------
Film revenue (Note 1)                         $198,620     $36,501
                                            ----------- -----------

Costs and expenses:
  Operating costs (Note 1)                      21,457      15,103
  Selling, general and administration          211,289     144,041
                                            ----------- -----------
Operating loss                                 (34,126)   (122,643)
                                            ----------- -----------

Other income (expense):
  Interest income                                    7          18
  Interest expense(Note 1 and Note 2)          (13,300)    (10,065)
                                            ----------- -----------
                                               (13,293)    (10,587)
                                            ----------- -----------

Net loss                                      ($46,419)  ($133,230)
                                            =========== ===========
Net loss per share (Note 3)                     ($0.03)     ($0.10)
                                            =========== ===========














              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (UNAUDITED)

                                               1998         1997
                                            ----------- -----------
Film revenue (Note 1)                         $398,614    $433,426
                                            ----------- -----------

Costs and expenses:
  Operating costs (Note 1)                      58,770      36,528
  Selling, general and administration          461,705     459,829
  Bad debt expense (Note 1)                    100,000
                                            ----------- -----------
Operating loss                                (221,861)    (62,931)
                                            ----------- -----------

Other income (expense):
  Interest income                                   33         561
  Interest expense(Note 1 and Note 2)          (39,514)    (30,755)
                                            ----------- -----------
                                               (39,481)    (30,194)
                                            ----------- -----------

Net loss                                     ($261,342)   ($93,125)
                                            =========== ===========

Net loss per share (Note 3)                     ($0.14)     ($0.07)
                                            =========== ===========















              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (UNAUDITED)

              Increase (Decrease) in Cash and Cash Equivalents

                                               1998         1997
                                            ----------- -----------
Cash flows from operating activities:
    Cash received from customers                86,000     537,882
    Cash paid to suppliers and employees       (62,293)   (552,424)
    Interest received                               26         561
    Income taxes paid                                0      (1,600)
    Interest paid                                    0           0
                                            ----------- -----------
Net cash provided (used) by
 operating activities                           23,707     (15,581)
Cash flows from investing activities:
    Note receivable loan                      (100,000)          0
                                            ----------- -----------
Net cash used in investing activities         (100,000)          0
Cash flows from financing activities
  Issuance of 8% Convertible Debenture-M.P.    135,000
Payment on Note Payable                        (10,000)          0
                                            ----------- -----------
Net cash used by financing activities          125,000           0
                                            ----------- -----------

Net increase (decrease) in cash                 48,707     (15,581)
Cash at the beginning of the year               23,826      28,821
                                            ----------- -----------
Cash at end of year                            $72,533     $13,240
                                            =========== ===========












              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (UNAUDITED)

    Reconciliation of net loss to net cash used by operating activities

                                               1998         1997
                                            ----------- -----------
Cash flows from operating activities:
  Net (loss)                                 ($261,342)   ($93,125)
                                            ----------- -----------
  Adjustments to reconcile net profit
   (loss) to net cash provided (used) by
   operating activities:
    Note receivable-OSM deemed a bad debt
    and not included in operating loss         100,000
    Issuance cost of Convertible Debenture-MP   15,000
    Depreciation and amortization                            1,171
    Decrease (increase) in other assets         19,721      (2,429)
    Decrease(Increase) in accounts
      receivable-trade                         (42,571)     11,252
    Increase (decrease) in accounts payable
     and accrued expenses                      (10,866)    (52,663)
    Increase (decrease) in accrued payroll     172,804     152,027
    Increase (decrease) in deferred income      12,252     (58,819)
    Increase (decrease) in 8%
     convertible debenture                      18,709      27,005
                                            ----------- -----------
        Total adjustments                      285,049      77,544
                                            ----------- -----------
        Net cash provided (used) by
         operating activities                  $23,707    ($15,581)
                                            =========== ===========

Supplemental disclosures of cash flow information:
Disclosure of accounting policy:

For purposes of the statement of cash flows, the Company considers any highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

During the third quarter the $150,000 convertible debt and $6,000 in related interest was converted to 923,077 shares of common stock.


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

The results of operations for the nine month period ended June
30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

In May 1998, the debenture and related accrued interest was converted to 923,077 common shares.

As of June 30, 1998 the Company had $72,000 available to meet operating requirements. In addition, it had net accounts

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - cont...

receivable of $80,000. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

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

Film Costs and Fixed Assets:

As of June 30, 1998 the cost of the Company's film inventory and fixed assets were fully amortized.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2  -  Notes Payable:

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years. The balance of $50,000 at December 31, 1997, which was due December 31, 1995, has not been paid and is therefore in default. Prior to June 30, 1998, on April 23, 1998, the Company made a principal payment of $10,000 on this note, however, it is still considered in default.


Note 3 - Net Loss Per Share:

Net loss per share is not computed using common stock equivalents (approximately 330,000 shares) for the three- and nine-month period ended June 30, 1998 because they would be antidilutive. Net loss per share is computed using the weighted average number of shares for the three- and nine-month period ended June 30, 1998 at 1,860,000 and 1,398,716 shares, respectively.


Note 4 - Income Taxes:

The Company files its federal and state income tax returns each year as of December 31 instead of its fiscal year end of September 30. The following table sets forth the Company net loss carryforward for each tax year beginning December 31, 1987 through December 31, 1997 and the expiration dates of each net loss carryforward:

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - cont...

                               FEDERAL

Tax Year                        Amount of
Expiration
Ended                           Net Loss                Date
December 31,                    Carryforward            December 31,
--------------------------------------------------------------------
1987                            $<  167,461>               2002
1988                             <  343,668>               2003
1989                             <  289,685>               2004
1990                             <  734,518>               2005
1991                             <  414,108>               2006
1992                             <  158,229>               2007
1993                             <  800,189>               2008
1994                             <  167,848>               2009
1995                             <  250,182>               2010
1996                             <  493,082>               2011
1997                             <  309,000>               2012
--------------------------------------------------------------------
            Total NOL            $<4,127,970>
                                 ============

                                 STATE

Tax Year                        Amount of
Expiration
Ended                           Net Loss                Date
December 31,                    Carryforward            December 31,
--------------------------------------------------------------------
1991                            $<  206,654>               1997
1992                             <   78,715>               1998
1993                             <  399,695>               1998
1994                             <   83,559>               1999
1995                             <  124,312>               2000
1996                             <  240,463>               2001
1997                             <  151,025>               2002
--------------------------------------------------------------------
                                $<1,284,423>
                                ============


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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Incentive Stock Option Plans:

Shares reserved for issuance: Shares of common stock were reserved for the exercise of the following and are reflecting the effect of the reverse stock split of 1 for 40:

                                                  September 30,
                                                 1997       1996
                                               --------- ----------
Incentive and nonqualified stock option plans:
    Outstanding                                   47,500    35,000
    Available for grant                        1,202,500  1,215,000
                                               ---------  ---------
                                  Totals       1,250,000  1,250,000
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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.


For the three and nine months ended June 30, 1998, the Company had a loss of $46,419 and $261,342, respectively.


Results of Operations
---------------------

Revenue for the three- and nine-month periods ended June 30, 1998 was $198,260 and $398,614, respectively, reflecting an increase of $162,000 from 1997 due to several license fees recognized per SFAS #53 in the third quarter 1998.

Operating expenses for the three- and nine-month periods ended June 30, 1998 was $21,457 and $58,770, respectively, an increase compared to the same periods in the prior year due from the purchase of Spanish language audio tracks and films previously dubbed by licensees and print costs associated with third-quarter licenses.

Selling, general and administrative expenses for the three- and nine-month periods ended June 30, 1998 were $211,278 and $461,705, respectively, reflecting a reduction in rent expense of $6,336, the result of moving the office and entering into a new lease effective January 1, 1998; an increase associated with the 8% convertible debenture-Mary Park and related interest (converted May 1998) and the costs of our attempt to acquire Of Sound Mind, Inc. ("OSM"). Professional fees increased by $26,629 due to fees for placement of the 8% convertible debenture-Mary Park of $15,000 and additional legal fees associated with the 8% convertible debenture-Mary Park and Of Sound Mind, Inc., and there were no comparable fees in 1997. Salaries and related benefits ($79,000) relative to the two officers are greater in third quarter 1998 due to changes in payroll accrual policy since the comparable quarter. For the nine-month period ended June 30, 1998, there is a line item bad debt expense of $100,000 that has no comparable item for these periods in 1997. This bad debt is a non-operational note receivable made to Of Sound Mind, Inc. (see
Note 1).

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

Capital Resources and Liquidity
-------------------------------

As of June 30, 1998, the Company had $72,000 available to meet operating requirements. In addition, it had net accounts receivable of $80,000. This cash position is not adequate to meet the Company's operational needs and no immediate change is anticipated at this time.

The Company has no significant immediate liabilities that it is unable to satisfy, because at the present time the Company's Chairman and President continue to accrue their full salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities. In addition, the principal payment of $50,000 due on December 31, 1995 on the PEL note has not been paid and is in default. Prior to June 30, 1998, on April 23, 1998, the Company made a principal payment of $10,000 on this note, however, it is still considered in default.

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

On October 21, 1997, the Company closed an offering of $150,000 principal amount convertible subordinated debentures (the "Debentures") and 150,000 Common Stock Purchase Warrants exercisable at $.50 (the "Warrants"). Each Debenture bears interest at the rate of 8% per annum and matures on November 1, 1998 (see note 1). In May 1998 the debenture and related accrued interest were converted to 923,077 common shares.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                     PART II - OTHER INFORMATION


Items 1 through 5 are not applicable.


          ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

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


                                   MARQUEE ENTERTAINMENT, INC.


Date    August 12, 1998         By  /s/ Harold Brown
      ----------------------        -----------------------------
                                    Harold Brown, Chief Executive
                                    Officer and Acting Principal
                                    Accounting Officer