Form 10-K
period 1998-09-30
MARQUEE ENTERTAINMENT INC
filed 1998-12-23
CIK 806277

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended    September 30, 1998
                          ----------------------------------------
                               OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                                --------------    ----------------
Commission file number                 0-15413
                         -----------------------------------------
                   Marquee Entertainment, Inc.
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
             Nevada                                 95-3480640
-----------------------------------------       ------------------
   State or other jurisdiction of                   (IRS Employer
   incorporation or organization                Identification No.)

6404 Wilshire Blvd., #550, Los Angeles, CA            90048
------------------------------------------      ------------------
(Address of principal executive offices)           (Zip Code)

Registrants telephone number, including area code  (323) 782-0090
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No
                           ----      ----
The number of shares outstanding of the Registrant's common stock as of December 15, 1998 was 2,321,793 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 15, 1998 was approximately $232,000.

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

On November 2, 1990 the Company entered into an agreement (the "Acquisition Agreement") with PEL and its subsidiaries to acquire, for $650,000 and the assumption of certain liabilities, substantially all of the assets of PEL and its subsidiaries. Among other things the Company acquired was foreign distribution rights in twenty nine films and certain accounts receivable from Peregrine Producers Group ("PPG"), a PEL subsidiary. The consummation of the Acquisition Agreement was on March 12, 1991. The Acquisition Agreement required the payment of $475,000 in cash and the delivery of notes for the balance of $175,000 payable over four years. The note is fully paid as of September 30, 1998.

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

The Company's Board of Directors, on March 7, 1996, authorized a reverse stock split of 1 for 40 of its issued and outstanding common stock reducing the outstanding shares from 54,154,000 to 1,353,716. The reverse became effective for stockholders of record on March 22, 1996. In addition, the authorized number of shares was reduced from 250,000,000 to 25,000,000. On May 28, 1996, the
Company issued to a public relations firm 20,000 restricted shares of its common stock in lieu of fees for May and June 1996. On September 18, 1996 the Company issued to another public relations firm 25,000 free trading shares of its common stock in lieu of fees and options to purchase 105,000 shares at $1.00 per share and 130,000 shares at $1.50 per share. As of September 30, 1998, none of the options were exercised and there were 2,321,793 shares of the Company's common stock outstanding. In connection with the 25,000 free trading stock and 235,000 stock option the Company filed a Form S-8 with the Securities and Exchange Commission that became effective September 13, 1996.

The following table identifies the third parties that have been issued the Company's common stock in lieu of cash for services:

      Name of          Date of   Number of   Value of     Nature of
     Individual         Issue     Shares      Shares   Services Provided
---------------------  -------   ---------   --------  ------------------
(1) Francesca Daniels  5/28/96    20,000     $ 7,000   Public relations/
                                                       Investor relations
(2) Barry M. Ross      9/18/96    25,000     $12,500   Public relations/
                                                       Investor relations/
                                                       Financial consulting

                       Date of                  Value of
                       Services             Services Received
                -----------------------     -----------------
                (1) May, June 1996              $ 7,000
                (2) June-September 1996         $12,500

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

On July 29, 1998, Ralph Smith died and Harold Brown is Acting Chief Financial Officer of the Company.

Business of the Company:
-----------------------

Film Distribution. The Company continues operating as a film distributor, licensing the PPG films acquired from PEL in 1991. Licensing of the PPG Films is limited to the available foreign territories only and since many of these territories had been previously licensed, the Company is re-licensing these territories when they become available.

The Company's revenue remains inadequate to sustain its operations. Although certain major territories remain available for licensing, there can be no assurances that revenue will increase during fiscal year 1999. Most of the rights owned by the Company are already licensed and market conditions will dictate the outcome as to the unlicensed territories. (see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion) The Company is currently seeking to acquire additional motion pictures for distribution. However, there can be no assurance as to the Company's ability to find such additional motion pictures on terms favorable to the Company or, if found, as to the Company's ability to finance the acquisition of any such pictures, given the limited funds available to the Company and the commercial lending and economic climate in general.

There were three customers representing greater than 10 percent of film revenue for fiscal year ended September 30, 1998.

                                                        Percent of
Customer                    Territory      Amount         Sales
--------                    ---------      ------       ----------
Daro Film Distribution   Eastern Europe   $70,000         17%
Vensold de Venezuela     French-Speaking  $90,000         22%
Karshan Entertainment    Spain/Portugal   $78,300         19%

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

Labor Relations. The Company employs two persons, one in sales and one in administration, is not a party to any collective bargaining agreements and believes its relationship with employees to be excellent.


ITEM 2.  PROPERTIES
-------------------

The Company presently occupies approximately 2,500 square feet of office space at 6404 Wilshire Blvd., Los Angeles, California, pursuant to an 60 month lease, (through December 31, 2002). The office space is located in a well maintained twelve-story office building.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

No material legal proceedings to which the Company is a party or of which any of its property is subject are pending or known to be contemplated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company did not submit any matter to a vote of security holders in the fourth quarter of its 1998 fiscal year.

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

                                        High           Low
                                        ----           ---
     Fiscal 1998
     -----------
     First Quarter                      $.44           $.19
     Second Quarter                      .44            .10
     Third Quarter                       .30            .10
     Fourth Quarter                      .20            .15

     Fiscal 1997
     -----------
     First Quarter                      $.75           $.37
     Second Quarter                      .63            .32
     Third Quarter                       .57            .32
     Fourth Quarter                      .63            .19

The forgoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

As of December 15, 1998, the Company had approximately 700 holders of record of its common stock.

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

                              Years Ended September 30,

                     1998        1997        1996         1995       1994
                    ------      ------      ------       ------     ------
Total Assets     $   79,031   $   94,097  $  157,409    $228,941   $334,601

Total
Liabilities       1,344,481    1,174,257   1,023,646     608,628    494,659

Stockholders
Equity (Deficit) (1,265,450)  (1,080,160)   (866,237)   (379,687)  (160,058)

Revenues
Film Lic. Fee       416,492      469,115     239,857     498,476    595,030

Income (Loss)      (341,290)    (213,923)   (947,309)   (219,629)  (258,310)

Income (Loss)
Per Share*           ($0.15)      ($0.15)     ($0.70)     ($0.16)    ($0.19)

Cash Dividends
Per Share                                   ---        ---         ---
--------------------
*Income (Loss) Per Share was retroactively adjusted to reflect the reverse stock split of 1 to 40 effective March 22, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION
----------------------------------------------------------

Fiscal Year Ended September 30, 1998 versus Fiscal Year Ended
September 30, 1997
-----------------------------------------------------------------

The Company experienced a loss of $341,290 for the fiscal year ended September 30, 1998 resulting in an increased accumulated deficit to $1,265,450. The loss reflects the Company's films continuing diminishing revenue generating capacity. Fiscal 1998 also includes a bad debt write-off of $100,000 and a $36,000 increase in professional fees relative to financing activities.

The cash position of the Company at September 30, 1998 was $61.931, an increase of $38,105 as compared to September 30, 1997. Accounts receivable at September 30, 1998 were $12,600, a decrease of $25,000 as compared to September 30, 1997.

Liabilities increased by $170,000 as of September 30, 1998 principally due to additional accruals for payroll and convertible debenture interest due the Company's officers.

Results of Operations
---------------------

For the year ended September 30, 1998, film revenue was $416,492, a decrease of $53,000 (11%) as compared to September 30, 1997. The operating loss of $307,048 at September 30, 1998 is due to a continuing lack of sales to cover the Company's overhead. The Company is continuing to negotiate licensing of certain major territories that are or will be available during fiscal year 1999. However, there can be no assurances that these sales will be made or that they will be adequate to cover the total cost of operations (for further comments see "Capital Resources and Liquidity" in this report).

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

Capital Resources and Liquidity
-------------------------------

As of September 30, 1998 the Company had $61,931 available to meet operating requirements. In addition, it had net accounts receivable of $12,600. This cash position is not adequate to meet the Company's operational needs.

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

During the year ended September 30, 1997, the Company's Board of Directors (the "Board") and management continued the mandate of investigating for strategic companies for potential acquisition or merger that would add asset value and revenue to the Company. In July and August of 1997 discussions were held with a company Of Sound Mind, Inc. ("OSM"). On October 21, 1997, subsequent to the Company's September 30, 1997 year end, the Company and OSM signed a more definitive purchase agreement that was outlined in a Form 8-K filed by the Company on October 31, 1997. The transaction was aborted in early 1998 and the Company wrote off a $100,000 advance made to OSM.

On October 21, 1997, the Company also closed an offering of $150,000 principal amount convertible subordinated debentures (the "Debentures") and 150,00 Common Stock Purchase Warrants exercisable at $.50 (the "Warrants"). Each Debenture bears interest at the rate of 8% per annum and matures on November 1, 1998. Each Warrant is exercisable into the Registrant's common stock at a price of $.50 per share at any time on or after October 31, 1997 and expiring on October 31, 1999. The debentures were converted in May 1998 to 923,077 shares of common stock.

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

The revenues from the library of films currently owned by the Company were not adequate in fiscal 1998 to meet the expenses of the Company and it is not anticipated that they will be adequate in the long term. Management believes that the Company must acquire additional motion pictures for distribution and is currently seeking to make such acquisitions. However, there can be no assurance as to the Company's ability to find such additional motion pictures on terms favorable to the Company or, if found, as to the Company's ability to finance the acquisition of any such pictures, given the limited funds available to the Company and the commercial lending and economic climate in general.

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

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Set forth below is certain information relating to the Directors of the Company. This information includes these persons' current principal occupation and five-year employment history, as well as the year in which they were first elected to the Board of Directors. The business address of each of them is Marquee
Entertainment, Inc., 6404 Wilshire Blvd., #550, Los Angeles,
California 90048. Each is a citizen of the United States of America.

RALPH T. SMITH, age 60, served as President, Chief Financial Officer and as a Director of the Company since January 1988; he served as Chief Financial Officer of PEL from 1987 to August 1991 (see Item 1 - BUSINESS - Background of the Company). Mr. Smith died on July 29, 1998.

HAROLD BROWN, age 70, has served as Vice President and as a Director of the Company since August 1986, and as Chairman of the Board and Chief Executive Officer since March 1991. (see Item 1 - BUSINESS - Background of the Company) Mr. Brown was Vice President of PEL and PPG, and President of PFD from 1984 to August 1991 and served as President and a Director of National Peregrine, Inc. (formerly American National Enterprises, Inc.) from April, 1986, to August 1991. Mr. Brown has been employed in the motion picture industry since 1956. Mr. Brown is Acting Chief Financial Officer as of September 30, 1998.

Harvey Seslowsky, age 56, was appointed a Director of the Company as of March 31, 1996. Mr. Seslowsky is the Vice President, National Sales and Partnership Marketing, of Blockbuster Entertainment Group since 1995; Mr. Seslowsky has been active as a Consultant/New Business Development since 1991; he served as President and a Director of Scat Hovercraft, Inc. from 1990 to 1991 and served as President and a Director of Media Merchandising Corporation from 1988 to 1990.

David DeShay, age 44, was appointed a Director of the Company as of August 3, 1998. Mr. DeShay is the founder and President of First Assurance Trust Deed Services, Inc., a company engaged in real estate and foreclosure management. Prior to forming First Assurance, Mr. DeShay ran DBD Investments and Horizon Home Loans.

The Board of Directors does not have an Audit, Compensation or Nominating Committee.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Management and Enumeration
--------------------------

The following table shows all cash compensation for services rendered during the last three (3) fiscal years ended September 30, paid by the Registrant to (i) each of the Registrant's executive officers whose cash compensation exceeded $60,000 and (ii) to all officers and directors as a group:

                     SUMMARY COMPENSATION TABLE
                     --------------------------
                                                             Long Term
                            Annual Compensation             Compensation
                     -----------------------------------    ------------

Name                                       Other Annual
and Principal                              Compensation
Position          Year     Salary($)           ($)          Options (#)
                             (1)               (2)
--------------------------------------------------------    ------------
Harold Brown
CEO               1996      35,000            13,860            5,000
                  1997      37,500            19,235            5,000
                  1998      52,500            19,000            5,000

Ralph T. Smith
President, CFO
                  1996      38,000                              5,000
                  1997      37,500                              5,000
                  1998      37,500             6,364            5,000

All executive officers as a group 1998 (2 persons)(3)         $90,000
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

(2) Other annual compensation for Mr. Brown represents the dollar value paid by the Company for premiums with respect to his life insurance policy and certain payments made on behalf of Mr. Smith.

(3) Subsequent to September 30, 1998 Mr. Brown's cash compensation continues to be reduced until such time that the Company liquidity problems are resolved.

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

The 1993 Incentive Plan provides that no options shall be granted thereunder after March 7, 2003. The Board of Directors may amend, suspend or terminate the 1993 Incentive Plan at any time. As of September 30, 1998, 28,750 options have been granted under the plan, none have been exercised.

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

The 1993 Non-Qualified Plan provides that no options shall be granted thereunder after March 7, 2003. The Board of Directors may amend, suspend or terminate the 1993 Non-Qualified Plan at any time. As of September 30, 1998, 28,750 options have been granted under the plan, none have been exercised.

Option Grants. The following table summarizes pertinent information concerning individual grants of Options, including the potential realizable dollar value of grants of Options made during the fiscal year ended September 30, 1998, to each Named Executive, assuming that the market value of the underlying security appreciates in value, from the date of grant to the end of the Option term, at the assumed rates indicated in the following table.

                           FISCAL YEAR 1998 OPTION GRANTS
                           ------------------------------

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
                   Granted    Directors     Price (2)  tion
Name                 (#)    in Fiscal Year   ($/Sh)    Date     5% ($)  10% ($)
-------------------------------------------------------------------------------

Harold Brown         5,000       33%         $0.44   10/30/02   $ 385   $1,000
Ralph T. Smith       5,000       33%         $0.44   10/30/02   $ 385   $1,000
Harvey Seslowsky     5,000       33%         $0.44   10/30/02   $ 385   $1,000

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

Option Exercises and Fiscal Year-End Values. Shown below is information with respect to the exercise of Options to purchase Common Stock of Marquee Entertainment during the last fiscal year by each of the Named Executives and the value of unexercised Options held by each of them as of the end of fiscal 1998. None of the Named Executives exercised any Options during fiscal 1998.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                       AND FISCAL YEAR-END OPTION VALUES

                                         Number of        Values of Unexercised
              Shares                Unexercised Options   In-the-Money Options
             Acquired     Value       at Fiscal Year-        at Fiscal Year-
            on Exercise  Realized   End (#) Exercisable/   End ($) Exercisable/
Name                        (#)      (#) Unexercisable       Unexercisable (1)
------------------------------------------------------------------------------
Harold Brown    ----       ----        15,000/10,000              $0/$0
Ralph T. Smith  ----       ----        15,000/10,000              $0/$0
------------------------------------------------------------------------------
(1)  Based on the closing price of $0.20 for Marquee Entertainment's Common
     Stock as traded over-the-counter on September 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Shares as of December 15, 1998 of (i) each present Director, (ii) all Directors and Officers as a group, and (iii) each beneficial owner of more than five percent of the Company's Common Shares.

-------------------------------------------------------------------
                                    Fully Diluted Basis

Name                      Amount and Nature                Percent
Beneficial Owner (1)   of Beneficial Ownership (2)         of Class
-------------------------------------------------------------------
Ralph T. Smith                 255,097     (3)             11.0%
Harold Brown                   407,502     (4)             17.6%
Harvey Seslowsky                57,500     (5)              2.5%

Officers and Directors
as a Group (3 Persons)         720,099                     31.1%
-------------------------------------------------------------------
(1)  The address of Messrs. Smith, Brown and Seslowsky is 6404
     Wilshire Blvd., #550, Los Angeles, California 90048.

(2)  Sole voting and investment control.

(3) Includes 15,000 Common Shares issuable under currently exercisable stock options held by Mr. Smith's estate.

(4) Includes 15,000 Common Shares issuable under currently exercisable stock options held by Mr. Brown.

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

        10.5 Amendment dated October 31, 1990 to Settlement Agreement dated August 29, 1990 between Lway Productions, Exacta, Inc. and Neil Rosenstein incorporated by reference to Form 8-K filed November 15, 1990, SEC File #0-15413.

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

        10.10 Amendment dated October 31, 1990 to Settlement Agreement dated August 29, 1990 between Lway Productions, Exacta Inc. and Neil Rosenstein incorporated by reference to Form 8 filed.

        10.11 Amendment dated January 10, 1991 to Settlement Agreement dated August 29, 1990 between Lway Productions, Exacta Inc. and Neil Rosenstein incorporated by reference to Form 8 filed February 22, 1991, Sec File #0-15413.

        10.12 Amendment dated January 13, 1991 to Settlement
              Agreement dated August 29, 1990 between Lway
              Productions, Exacta, Inc. and Neil Rosenstein
              February 22, 1991, SEC File #0-15413.

        10.13 Amendment dated February 5, 1991 to Settlement Agreement dated August 29, 1990 between Lway Productions, Exacta Inc. and Neil Rosenstein incorporated by reference to Form 8 filed February 22, 1991, SEC File #0-15413.

        10.14 Amendment dated February 20, 1991 to Settlement Agreement dated August 29, 1990 between Lway Productions, Exacta Inc. and Neil Rosenstein incorporated by reference to Form 8 filed February 22, 1991, SEC File #0-15413.

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

        10.18 1986 Incentive Stock Option Plan -- incorporated by reference to Form S-18 filed November 10, 1986
              SEC File #33-10084-LA.

        10.19 1993 Incentive Stock Option Plan -- incorporated by reference to Exhibit B to Proxy Statement dated
              April 2, 1993, SEC File #0-15413.

        10.20 1993 Non-Qualified Stock Option Plan -- incorporated by reference to Exhibit C to Proxy Statement dated
              April 2, 1993, SEC File #0-15413.

        10.21 Office lease agreement dated December 9, 1997 between 6404 Wilshire Boulevard Building and Marquee
              Entertainment, Inc.  - included with Form 10-K for
              September 30, 1998.

        11    Statements re computation of per share earnings

        12    Not applicable.

        13    Not applicable.

        16    Not applicable.

        18    Not applicable.

        22    Not applicable.

        23    Not applicable.

        24    Not applicable.

        25    Not applicable.

        28    Not applicable.

        29    Not applicable.

(b)  A Form 8-K was filed by the Company on August 10, 1998.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MARQUEE ENTERTAINMENT



Date:   December 23, 1998          By:  /s/ Harold Brown
      ------------------------          ------------------------------
                                        Harold Brown, Chief Executive
                                        Officer and Acting Chief
                                        Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Harold Brown                                     December 23, 1998
---------------------------                          -----------------
Harold Brown                 Chairman of the Board          Date



/s/ Harvey Seslowsky                                 December 23, 1998
---------------------------                          -----------------
Harvey Seslowsky             Director                       Date



/s/ David DeShay                                     December 23, 1998
---------------------------                          -----------------
David DeShay                 Director                       Date

                         MARQUEE ENTERTAINMENT

                     INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS

  Independent Auditor's Report - 1998, 1997               F-2
  and 1996

  Balance Sheet
  September 30, 1998 and 1997                             F-3

  Statement of Operations for the years ended
  September 30, 1998, 1997, 1996                          F-4

  Statements of Cash Flows for the years ended
  September 30, 1998, 1997 and 1996                    F-5 & F-6

  Statements of Shareholders' Deficit for the
  years ended September 30, 1998, 1997
  and 1996                                                F-7

  Notes to Financial Statements                        F-8 to F-22

                   INDEPENDENT AUDITOR'S REPORT
                   ----------------------------

The Board of Directors and Shareholders
Marquee Entertainment, Inc.:

     I have audited the accompanying consolidated balance sheet of Marquee Entertainment, Inc. as of September 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the three-year period ended September 30, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marquee Entertainment, Inc. as of September
30, 1998 and 1997, and results of its operations and its cash flows for each of the years ended in the three-year period ended
September 30, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses for each of the years ended September 30, 1998. The Company has a current cash position which may be inadequate to meet its future operating needs and additional financial support will be required during fiscal 1999. Given these factors, there is substantial doubt concerning the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Jay J. Shapiro
                                       ---------------------------
December 23, 1998                      JAY J. SHAPIRO, C.P.A.
Encino, California                     a professional corporation

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1998 AND 1997

                                                   1998         1997
                                                -----------  -----------
ASSETS:
  Cash                                             $61,931      $23,826
  Accounts receivable-trade                         12,600       38,103
  Film inventory (Note 1)
  Furniture and fixtures, at cost, net of
   accumulated depreciation of $72,952
   and $71,841 at September 30, 1997 and
  September 30, 1996 (Note 1)
  Security deposit and other assets                  4,500       32,168
                                                -----------  -----------
                                                   $79,031      $94,097
                                                ===========  ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT

  Accounts payable and accrued expenses            $44,695      $80,056
  Accrued Payroll                                  589,786      404,761
  Deferred income (Note 1)                         180,000      144,173
  8% Convertible Debenture (Note 1)                530,000      495,267
  Notes Payable (Note 2)                                 0       50,000
                                                -----------  -----------
        Total liabilities                        1,344,481    1,174,257
                                                -----------  -----------
  Commitments (Note 8)

  Shareholders' deficit:
    Preferred stock, $.01 par value;
      10,000,000 shares authorized;
      none outstanding
    Common stock, $.04 par value;
       25,000,000 shares authorized;
       2,321,793  shares issued and
       outstanding at September 30, 1998 and
       September 30, 1997 (Note 1 and Note 7)       92,872       55,954
    Additional paid-in capital (Note 1)          3,434,273    3,315,191
    Accumulated deficit                         (4,792,595)  (4,451,305)
                                                -----------  -----------
        Total shareholders' deficit             (1,265,450)  (1,080,160)
                                                -----------  -----------
                                                   $79,031      $94,097
                                                ===========  ===========


                   See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                         1998         1997         1996
                                      -----------  -----------  -----------
Film revenue (Note 1)                  $416,492     $469,115     $239,857
                                      -----------  -----------  -----------

Costs and expenses:
  Operating costs and film               68,524       38,007       51,981
    amortization
  Selling, general and                  555,008      589,856      646,764
   administration (Note 5)
  Bad debt expense (Note 9)             100,000       14,400       25,000
                                      -----------  -----------  -----------
Operating loss                         (307,040)    (173,148)    (483,888)
                                      -----------  ----------- ------------
Other income (expense):
  Interest income                             0          585          488
  Interest expense (Note 1 and Note 2)  (34,250)     (41,360)    (463,909)
                                      -----------  -----------  -----------
                                        (34,250)     (40,775)    (463,421)
                                      -----------  -----------  -----------

Net loss                              ($341,290)   ($213,923)   ($947,309)
                                      ===========  ===========  ===========

Net basic loss per share (Note 3)        ($0.20)      ($0.15)      ($0.70)
                                      ===========  =========== ============
















                  See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
               Increase (Decrease) in Cash and Cash Equivalents

                                         1998         1997         1996
                                      -----------  ----------- ------------
Cash flows from operating activities:
 Cash received from customers           583,475      636,889      642,342
 Cash paid to suppliers and employees  (649,503)    (640,869)    (655,404)
 Interest received                            0          585          488
 Income taxes paid                       (1,600)      (1,600)      (1,600)
 Interest paid                                0            0       (7,500)
                                      -----------  ----------- ------------
    Net cash provided (used) by
     operating activities               (67,628)      (4,995)     (21,674)

Cash flows from investing activities:
 Note receivable loan                                             (25,000)
 Sale of Convertible Debenture (Net)    120,733
                                      -----------  ----------- ------------
Net cash used in investing activities   120,733            0      (25,000)

Cash flows from financing activities:
 Principal payment on note payable      (15,000)
                                      -----------  ----------- ------------
Net cash used by financing activities   (15,000)           0            0
                                      -----------  ----------- ------------
Net increase (decrease)in cash           38,105       (4,995)     (46,674)

Cash at the beginning of the year        23,826       28,821       75,495
                                      -----------  ----------- ------------
Cash at end of year                     $61,931      $23,826      $28,821
                                      ===========  =========== ============













                  See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

Reconciliation of net loss to net cash used by operating activities:

                                         1998         1997         1996
                                      -----------  ----------- ------------
Cash flows from operating activities:
  Net loss                            ($341,290)   ($213,923)   ($947,309)
                                      -----------  ----------- ------------
  Adjustments to reconcile net
  loss to net cash provided (used) by
  operating activities:
    Discount adjustment to Convertible
      Debenture (Note 1)                                          441,259
    Bad debt expense                                               25,000
    Depreciation and amortization                      1,171        8,415
    Decrease (increase) in other assets  27,668         (338)       6,770
    Decrease (increase) in accounts
       receivable-trade                  25,503       57,484        9,673
    Increase (decrease) in accounts
       payable and accrued expenses     (35,361)     (71,733)       1,974
    Increase (decrease) in accrued      185,025      232,203     (206,612)
       payroll
    Increase (decrease) in deferred      35,827      (46,219)     160,749
       income
    Increase in 8% Convertible Debenture 35,000       36,360      458,907
    Issuance of common stock for
       services                          19,500
                                      -----------  ----------- ------------
        Total adjustments               273,662      208,928      925,635
                                      -----------  ----------- ------------
        Net cash provided (used) by
          operating activities          (67,628)      (4,995)     (21,674)
                                      ===========  =========== ============

Supplemental disclosures of cash flow information:
Disclosure of accounting policy:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

In early 1998 the Company funded OSM, a potential merger company, with a $100,000 advance and subsequently wrote off the collection thereof.

In May 1998, the Company converted a $150,000 debenture to 923,077 shares of common stock.

                 See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
            FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                          Common     Paid-in   Accumulated
                               Shares      Stock     Capital    (deficit)
                            ------------ --------- ----------- ------------
Balance, September 30, 1995   1,353,716   $54,154  $2,856,232  ($3,290,073)
                            ------------ --------- ----------- ------------
Reverse split March 31, 1996
  1 to 40 (Note 1)

Issuance of common stock         45,000     1,800      17,700
  (Note 5)
Adjustment to discount on
  convertible debenture (Note 1)                      441,259
Net loss                                                          (947,309)
                            ------------ --------- ----------- ------------
Balance, September 30, 1996   1,398,716    55,954   3,315,191   (4,237,382)
                            ------------ --------- ----------- ------------

Net loss                                                          (213,923)
                            ------------ --------- ----------- ------------
Balance, September 30, 1997   1,398,716    55,954   3,315,191   (4,451,305)
                            ------------ --------- ----------- ------------

Net loss                                                          (341,290)
Conversion of debenture to
  common stock (Note 10)        923,077    36,918     119,082
                            ------------ --------- ----------- ------------
Balance, September 30, 1998   2,321,793   $92,872  $3,434,273  ($4,792,595)
                            ============ ========= =========== ============

The reverse stock split of 1 to 40, on March 31, 1996, has been reflected retroactively in all periods presented (Note 1).










                     See notes to consolidated financial statements.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

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

Since the consummation of the Acquisition Agreement the Company's primary business activity has been film distribution, of the acquired films.


Company Business:

Effective with the consummation of the PEL asset acquisition the Company commenced licensing acquired film rights in all currently available territories. The Company's customers consist of foreign subdistributors with long standing reputations in their respective markets.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

Note 1 - cont. . .


Basis of Presentation:

The balance sheets are presented in an unclassified format in accordance with FAS No. 53.

The Company's Board of Directors, on March 7, 1996, authorized a reverse stock split of 1 for 40 of its issued and outstanding common stock reducing the outstanding shares from 54,154,000 to 1,353,716. In addition, the authorized number of shares was reduced from 250,000,000 to 25,000,000. On May 28, 1996, the
Company issued to a public relations firm 20,000 restricted shares of its common stock in lieu of fees for May and June 1996. On September 18, 1996 the Company issued to another public relations firm 25,000 free trading shares of its common stock in lieu of fees and options to purchase 105,000 shares at $1.00 per share and 130,000 shares at $1.50 per share. As of September 30, 1998, none of the options were exercised.

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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

Note 1 - cont. . .


Going Concern:

The Company's Board of Directors and management continue to have discussions with investment bankers. These discussions relate to establishing acquisition or merger criteria that would benefit all parties involved. The essential element is to add revenue generating assets to the Company and to strengthen the balance sheet (see Note 9, Bad Debt Expense). Currently, and management believes that over the next twelve months, the Company's film library will continue to generate the cash necessary to pay the Company's overhead excluding the full salaries of the President and Chairman.

Sales activity has continued and the Company's personnel is negotiating some major market licenses. There can be no assurance of consummating these negotiations at this time.

The revenue from the library of films currently owned by the Company were not adequate in fiscal 1998 to meet the expenses of the Company and it is not anticipated that it will be adequate in the long term. Management believes that the Company must acquire additional motion pictures for distribution and is currently seeking to make such acquisitions. However, there can be no assurance as to the Company's ability to find such additional motion pictures on terms favorable to the Company or, if found, as to the Company's ability to finance the acquisition of any such pictures, given the limited funds available to the Company and the commercial lending and economic climate in general.

As of September 30, 1998 the Company had $61,931 available to meet operating requirements. In addition, it had net accounts receivable of $12,600. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries (at September 30, 1998, $589,786) and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

                         MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

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

The following is disclosure regarding the fair value as compared to carrying value under the guidelines of FAS 107 and how it applies to the financial instruments as presented on the Company's balance sheet. The assets of the Company are carried at their net realizable value, namely cash, accounts receivable and other, that are prepaids and rent deposit. On the liability side, accounts payable and accrued expenses are stated at fair value. Deferred income is at fair value. The 8% convertible debenture has a fair value different than its stated value. The conversion of the 8% convertible debenture at $.25 a share would yield 2,120,000 and 1,981,068 shares of the Company's common stock at September 30, 1998 and 1997, respectively. The market value of the common stock at September 30, 1998 and 1997 was $.10 and $.44, respectively.
The carrying value and fair value of the 8% convertible debenture is as follows:

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

Note 1 - cont...



                  8% Convertible Debenture
-----------------------------------------------------------

          1997                               1998
-------------------------           -----------------------
Carrying           Fair             Carrying        Fair
 Amount           Value              Amount         Value
--------         --------           --------       --------
$495,267         $871,670           $530,000       $212,000
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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

Note 1 - cont...

1998
----
                                                       Percent of
Customer                   Territory      Amount         Sales
--------                   ---------      -------      ----------
Daro Film Distribution    Eastern Europe  $70,000         17%
Vensold de Venezuela      French-Speaking $90,000         22%
Karshan Entertainment     Spain/Portugal  $78,300         19%

1997
----
                                                       Percent of
Customer                   Territory      Amount         Sales
--------                   ---------      -------      ----------
Daro Film Distribution    United Kingdom $243,750         52%
Daro Film Distribution       Germany     $ 50,000         11%

1996
----
                                                       Percent of
Customer                   Territory      Amount         Sales
--------                   ---------      ------       ----------
Vensold de Venezuela        France        $30,000         14%

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

Accordingly, since revenue is not determinable or definable in a future context, it cannot be accrued and is recorded on a cash basis when received. The following table represents royalty revenue over fiscal years ended September 30, 1998, 1997 and 1996.

                           1998         1997          1996
                         -------       -------       -------

     Royalty Revenue     144,814        71,921       115,107

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

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

Furniture and Fixtures:

Depreciation of furniture and fixtures is being provided by utilization of the straight-line method over the estimated useful lines of the assets which range from 3 to 5 years. As of September 30, 1997, all fixed assets were fully depreciated.

Film Library and Amortization:

Amortization was based on the income forecast method utilizing the relationship revenue realized in the period bears to estimated future revenue and the new cost basis (Note 2). As of September 30, 1994 the Company's film library was fully amortized. However, the Company continues to own a film library generating approximately $415,000 a year in revenue.


Note 2  -  Notes Payable:

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years. This obligation was settled in full for $15,000 in August 1998.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996


Note 3 - Net Basic Loss Per Share:

Net loss per share is not computed using common stock equivalents because they would be antidilutive. Net loss per share is computed using the weighted average number of shares retroactively adjusted for the 1 for 40 reverse stock split for the years ended September 30 are as follows:

                        1998       1,706,000
                        1997       1,398,716
                        1996       1,361,421


Note 4 - Lease Commitment:

The Company entered into a lease agreement for 3,000 square feet of office space which ended December 31, 1997. Rent expense until the completion of this lease is $18,609. The new lease for sixty months on 2,500 square feet of office space had fiscal 1998 rent expense of $34,000 and minimum annual payments of:

                        1999       $49,000
                        2000       $51,000
                        2001       $52,000
                        2002       $54,000


Note 5 - Selling, general and administration expenses:

     ACCOUNT            1998           1997            1996
---------------------------------------------------------------
Compensation         $328,516        $358,073        $356,146
Professional Fees      53,396          16,734          68,733
Car Lease              14,011          14,641          23,688
Payroll Tax            20,447          18,200          16,894
Travel/Entertainment   28,953          24,993          27,149
Office Expense         75,769          85,365          83,800
Insurance              13,485          18,408          20,487
Other Expenses         20,432          53,442          49,867
                      --------        --------        --------
                      $555,009        $589,856        $646,764
                      ========        ========        ========

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

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

                                 STATE

Tax Year                        Amount of               Expiration
Ended                           Net Loss                Date
December 31,                    Carryforward            December 31,
--------------------------------------------------------------------
1992                             <   78,715>               1998
1993                             <  399,695>               1998
1994                             <   83,559>               1999
1995                             <  124,312>               2000
1996                             <  240,463>               2001
1997                             <  151,025>               2002
--------------------------------------------------------------------
                                $<1,077,769>
                                ============

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

Note 6 - cont...

If the net loss carryforward were to be realized, a deferred tax asset of approximately $1,600,000 would be set forth. However, due to the unlikely realization of such an asset, a valuation reserve of $1,600,000 would be required and no benefit would be recorded until the loss carryforward is realized.


Note 7 - Stock Option Plans:

Shares reserved for issuance: Shares of common stock were reserved for the exercise of the following and are reflecting the effect of the reverse stock split of 1 for 40:

                                                September 30,
                                               1998       1997
                                             ---------  ---------
Incentive and nonqualified stock option plans:
  Outstanding                                   57,500     47,500
  Available for grant                        1,187,500  1,202,500
                                             ---------  ---------
                                Totals       1,245,000  1,250,000
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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

Note 7 - cont...

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

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

Note 7 - cont...

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

The 1993 Non-Qualified Plan provides for the granting of non-qualified stock options to purchase a maximum of 620,000 shares.

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

                       MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

Note 7 - cont...

                                                   Non-    Per Share
                                    Incentive   qualified  Exercise Price
                                    ---------   ---------  --------------
Outstanding at September 30, 1995    55,000      10,000    $.80 to $.88
Automatic grant to Directors          5,000       5,000    $.44
Exercised                              ---         ---         ---
Canceled                            <50,000>       ---         ---
                                     -------     -------   --------------

Outstanding at September 30, 1996    15,000      20,000    $.44 to $.88
Automatic grant to Directors          6,250       6,250    $.44 to $.48
Exercised                              ---         ---          ---
Canceled                               ---         ---          ---

Outstanding at September 30, 1997    21,250      26,250    $.44 to $.88
Automatic grant to Directors          7,500       7,500    $.44
Exercised                              ---         ---         ---
Canceled                               ---       (5,000)   $.88
                                     ------      -------   --------------

Outstanding at September 30, 1998    28,750      28,750    $.44 to $.48
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
                                    ---------
                                     285,000
                                    =========

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996

Note 8 - Commitment:

Pursuant to employment agreements between the company and Harold Brown and Ralph T. Smith, respectively, dated March 12, 1991, annual compensation is $150,000 and $140,000 respectively. Mr. Smith died on July 29, 1998, and his fiscal 1998 compensation earned under his agreement was $116,000. The term of Mr. Brown's agreement is one year; the term is automatically extended until terminated by ninety days written notice given by either party.


Note 9 - Bad Debt Expense:

During the year ended September 30, 1998, the Company's Board of Directors (the "Board") and management continued the mandate of investigating for strategic companies for potential acquisition or merger that would add asset value and revenue to the Company. In August of 1997 discussions were held with a company Of Sound Mind, Inc. ("OSM"). After several meetings and exchanges of information, the Company entered into a letter of intent on September 19, 1997 proposing a purchase of 100% of the outstanding stock of OSM in exchange for 700,000 shares of the Company's common stock. On October 21, 1997, the Company and OSM signed a more definitive purchase agreement that was outlined in a Form 8-K filed by the Company on October 31, 1997. The purchase is subject to OSM being able to provide audited financial statements. In early 1998, the transaction was aborted and the Company wrote off a $100,000 advance to OSM.


Note 10 - Convertible Debenture Sale and Conversion:

On October 21, 1997, the Company also closed an offering of $150,000 principal amount convertible subordinated debenture (the "Debenture") and 150,000 Common Stock Purchase Warrants exercisable at $.50 (the "Warrants"). The Debenture bears interest at the rate of 8% per annum and matures on November 1, 1998. In May 1998, the Debenture was converted into 923,077 shares of the Company's common stock.

                        MARQUEE ENTERTAINMENT

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1998, 1997, 1996


Note 11 - Subsequent Events:

In November 1998, the Company granted 475,000 Common Stock Purchase Warrants exercisable at $.25 through November 20, 2003 to all three directors, an employee, and a consultant. No compensation was recognized as common stock was trading at $.20 per share as of the date of grant.