Form 10-Q
period 1998-12-31
MARQUEE ENTERTAINMENT INC
filed 1999-02-10
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1998
                               ----------------------------------
                                OR

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
              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had 2,321,793 shares of its $.04 par value common stock outstanding as of February 10, 1999.

                              PART I
                              ITEM I

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  December 31, 1998 and September 30, 1998                  3

  Consolidated Statement of Operations
  for the three months ended December 31, 1998
  and 1997                                                  4

  Consolidated Statements of Cash Flows for the three
  months ended December 31, 1998 and 1997                 5 to 6

  Notes to Condensed Financial Statements                 7 to 15

                MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED  BALANCE SHEET
                              (UNAUDITED)

                                            December 31, September 30,
                                               1998         1998
                                            -----------  -----------
ASSETS:
 Cash                                          $42,156      $61,931
 Accounts receivable-trade                           0       12,600
 Security deposit and other assets               4,500        4,500
                                            -----------  -----------
                                               $46,656      $79,031
                                            ===========  ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Accounts payable and accrued expenses        $ 59,300     $ 44,695
 Accrued Payroll                               589,786      589,786
 Deferred income (Note 1)                      197,000      180,000
 8% Convertible Debenture (Note 1)             539,000      530,000
                                            -----------  -----------
     Total liabilities                       1,385,086    1,344,481
                                            -----------  -----------
 Commitments (Note 6)
 Shareholders' deficit:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.04 par value;
   25,000,000 shares authorized;
   2,321,793 shares issued and
   outstanding at December  31, 1998 and
   September 30, 1998 (Note 1)                  92,872       92,872
  Additional paid-in capital (Note 1)        3,434,273    3,434,273
  Accumulated deficit                       (4,865,575)  (4,792,595)
                                            -----------  -----------
    Total shareholders' deficit             (1,338,430)  (1,265,450)
                                            -----------  -----------
                                              $ 46,656      $79,031
                                            ===========  ===========






              See notes to consolidated financial statements.

                MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                               (UNAUDITED)

                                               1997         1998
                                            -----------  -----------
Film revenue (Note 1)                          $13,110      $14,292
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization         13,568        6,633
    (Note 1)
  Selling, general and administration          195,843       71,639
                                            -----------  -----------
Operating loss                                (196,301)     (63,980)
                                            -----------  -----------

Interest expense (Note 1 and Note 2)           (12,592)      (9,000)
                                            -----------  -----------
                                               (12,592)      (9,000)
                                            -----------  -----------

Net loss                                     ($208,893)    ($72,980)
                                            ===========  ===========

Net loss per share (Note 3)                     ($0.15)      ($0.03)
                                            ===========  ===========



















              See notes to consolidated financial statements.

                MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                               (UNAUDITED)
             Increase (Decrease) in Cash and Cash Equivalents

                                                     1997         1998
                                                  -----------  -----------
Cash flows from operating activities:
 Cash received from customers                        26,542       51,225
 Cash paid to suppliers and employees               (77,880)     (71,000)
 Net cash provided (used) by                      -----------  -----------
  operating activities                              (51,338)     (19,775)

Cash flows from investing activities:
 Note receivable loan                              (100,000)           0
Cash flows from financing activities:
 Issuance of 8% Convertible Debenture-M.P.          135,000            0
                                                  ----------   -----------
Net increase (decrease) in cash                     (16,338)     (19,775)

Cash at the beginning of the year                    23,826       61,931
                                                  -----------  -----------
Cash at end of year                                   7,488       42,156
                                                  ===========  ===========





















              See notes to consolidated financial statements.

                MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                              (UNAUDITED)


Reconciliation of net loss to net cash used by operating activities:

                                                  1997         1998
                                               -----------  -----------
Cash flows from operating activities:
  Net loss                                      ($208,893)    ($72,980)
                                               -----------  -----------
  Adjustments to reconcile net
   loss to net cash provided (used) by
   operating activities:
     Issuance cost of convertible debenture-M.P.   15,000            0
     Decrease (increase) in other assets           21,653            0
     Decrease(Increase) in accounts
       receivable-trade                              (141)      12,601
     Increase (decrease) in accounts payable
       and accrued expenses                        26,579       14,604
     Increase (decrease) in accrued payroll        82,309            0
     Increase (decrease) in deferred income         2,801       17,000
     Increase in 8% convertible debenture           9,354        9,000
                                               -----------  -----------
        Total adjustments                         157,555       53,205
                                               -----------  -----------
        Net cash provided (used) by
          operating activities                   ($51,338)    ($19,775)
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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation:

The accompanying condensed financial statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the information included therein in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10Q and rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial should be read in conjunction with the more detailed financial statements and related footnotes thereto which are incorporated by reference in the Form 10K for the year ended September 30, 1998.

The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

On October 21, 1997, the Company also closed an offering of $150,000 principal amount convertible subordinated debenture (the "Debenture") and 150,000 Common Stock Purchase Warrants exercisable at $.50 (the "Warrants"). Each debenture bears interest at the rate of 8% per annum and matures on November 1, 1998. In May 1998 the debenture was converted to 923,077 shares of common stock.
Each Warrant is exercisable into the Registrant's common stock at a price of $.50 per share at any time on or after October 31, 1997 and expiring on October 31, 1999.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - cont...


As of December 31, 1998 the Company had $42,156 available to meet operating requirements. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

The Company, with respect to its note payable to PEL, was unable to meet its $50,000 principal payment at December 31, 1995 but settled this obligation in full for $15,000 in August 1998.

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

Film Costs and Amortization:

Amortization is based on the income forecast method utilizing the relationship revenue realized in the period bears to estimated future revenue. While the Company is still generating revenue from its film library, the film inventory was fully amortized as of September 30, 1994.


Note 2  -  Notes Payable:

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years. The note was fully paid as of September 30, 1998.


Note 3 - Net Loss Per Share:

Net loss per share is not computed using common stock equivalents at December 31, 1998 and 1997 because they would be antidilutive.
Net loss per share is computed using the weighted average number of shares for both December 31, 1998 and 1997 at 2,321,793 and 1,398,716 shares, respectively.


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

                                 STATE

Tax Year                        Amount of               Expiration
Ended                           Net Loss                Date
December 31,                    Carryforward            December 31,
--------------------------------------------------------------------
1992                             <   78,715>               1997
1993                             <  399,695>               1998
1994                             <   83,559>               1999
1995                             <  124,312>               2000
1996                             <  240,463>               2001
1997                             <  151,025>               2002
--------------------------------------------------------------------
                                $<1,077,769>
                                ============

If the net loss carryforward were to be realized, a deferred tax asset of approximately $2,000,000 would be set forth. However, due to the unlikely realization of such an asset, a valuation reserve of $2,000,000 would be required and no benefit would be recorded until the loss carryforward is realized.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Incentive Stock Option Plans:

Shares reserved for issuance: Shares of common stock were reserved for the exercise of the following and are reflecting the effect of the reverse stock split of 1 for 40:

                                                  September 30,
                                                 1997       1998
                                               ---------  ---------
Incentive and nonqualified stock option plans:
    Outstanding                                   47,500     57,500
    Available for grant                        1,202,500  1,187,500
                                               ---------  ---------
                                  Totals       1,250,000  1,245,000
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

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - cont...

                                                   Non-    Per Share
                                    Incentive   qualified  Exercise Price
                                    ---------   ---------  --------------
Outstanding at September 30, 1995    55,000      10,000    $.80 to $.88
Automatic grant to Directors          5,000       5,000    $.44
Exercised                              ---         ---         ---
Canceled                            <50,000>       ---         ---
                                     -------     -------   --------------

Outstanding at September 30, 1996    15,000      20,000    $.44 to $.88
Automatic grant to Directors          6,250       6,250    $.44 to $.48
Exercised                              ---         ---          ---
Canceled                               ---         ---          ---
                                     -------     -------   --------------

Outstanding at September 30, 1997    21,250      26,250    $.44 to $.88
Automatic grant to Directors          7,500       7,500
Canceled                             <5,000>
                                     -------     -------   --------------

Outstanding at September 30, 1998    23,750      33,750    $.44
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
                                    ---------
                                     285,000
                                    =========

Note 6 - Compensation:

Pursuant to employment agreements between the company and Harold Brown and Ralph T. Smith, respectively, dated March 12, 1991, annual compensation is $150,000 and $140,000 respectively. Mr. Smith's agreement terminated at his death on July 29, 1998. The term of the agreements is one year; Mr. Brown has elected not to renew the agreement effective October 1, 1998 and will take compensation when funds are available.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

For the three months ended December 31, 1998, the Company had a loss of $72,980. The Company's cash position decreased by $19,275 since September 30, 1998.

Results of Operations
---------------------

Revenue for the three month period ended December 31, 1998 was $14,292, an increase of approximately $1,000 as compared to the three month period ended December 31, 1997.

Operating Expenses for the three month period ended December 31, 1998 were $78,272, a decrease of approximately $130,000 as compared to the three month period ended December 31, 1997.

The primary cause for this 1998 decrease was the officers salaries ($80,000), reduced rent expense and absence of costs associated with December 1997 financing.

Capital Resources and Liquidity
-------------------------------

As of December 31, 1998, the Company had $42,156 available to meet operating requirements. This cash position may not be adequate to meet the Company's operational needs.

The Company has no significant immediate liabilities that it is unable to satisfy, because at the present time the Company's Chairman has chosen to discontinue the accrual of his full salary and to receive cash compensation only based on the determination that there are adequate funds available. If the Chairman changes his position and demands full payment, the Company will be unable to satisfy these liabilities.

The Company's Board of Directors and management continue to have discussions with investment bankers. These discussions relate to establishing acquisition or merger criteria that would benefit all parties involved. The essential element is to add revenue generating assets to the Company and to strengthen the balance sheet. Currently, and management believes that over the next twelve months, the Company's film library will continue to generate the cash necessary to pay the Company's overhead excluding the full salary of the Chairman.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

Based on information currently available, the Company does not expect to incur any significant operating expenses or incur material costs to be Year 2000 compliant.

Subsequent to December 31, 1997, on January 30, 1998, the Company unilaterally terminated and rescinded the acquisition of Of Sound Mind, Inc. As a result of the rescission, the Company canceled the 700,000 shares of the Company's common stock that were to be issued to the shareholders of OSM. The Company has also converted its investments in OSM into loans and will seek repayment of said loans. As of the date of the rescission, OSM is indebted to the Company in the amount of $100,000.00. During 1998, the loan was written off.

On October 21, 1997, the Company also closed an offering of $150,000 principal amount convertible subordinated debenture (the "Debenture") and 150,000 Common Stock Purchase Warrants exercisable at $.50 (the "Warrants"). The debenture was converted in May 1998. Each Warrant is exercisable into the Registrant's common stock at a price of $.50 per share at any time on or after October 31, 1997 and expiring on October 31, 1999.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 is included in this report. No report on Form 8-K was filed by the Company during the quarter covered by this report.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARQUEE ENTERTAINMENT, INC.


Date   February 10, 1999      By    /s/ Harold Brown
      ----------------------       ------------------------------
                                   Harold Brown, Chairman, Chief
                                   Executive Officer and
                                   Principal Accounting Officer