Form 10-K/A
period 1998-09-30
MARQUEE ENTERTAINMENT INC
filed 1999-02-18
CIK 806277

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                    FORM 10-K - AMENDMENT ONE

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended    September 30, 1998
                          ----------------------------------------
                               OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                                --------------    ----------------
Commission file number                 0-15413
                         -----------------------------------------
                   Marquee Entertainment, Inc.
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)
             Nevada                                95-3480640
-----------------------------------------      -------------------
   State or other jurisdiction of                (IRS Employer
   incorporation or organization                Identification No.)

6404 Wilshire Blvd., #550, Los Angeles, CA            90048
------------------------------------------      ------------------
(Address of principal executive offices)           (Zip Code)

Registrants telephone number, including area code  (323) 782-0090
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

Results of Operations
---------------------

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

The cash position of the Company at September 30, 1998 was $61.931, an increase of $38,105 as compared to September 30, 1997. The increase cash position relates to the fact that the Company received payment on certain outstanding contracts and accounts receivable during the year ended September 30, 1998. Accounts receivable at September 30, 1998 were $12,600, a decrease of $25,000 as compared to September 30, 1997.

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

Year 2000 Issue
---------------

The Company's business does not utilize equipment or systems that depend on computer software. The Company's accounting systems are personal computer based and presently utilize off-the-shelf accounting software which is Year 2000 compliant. The Company plans to purchase software upgrades or download software patches from software vendors where necessary. These purchases are not expected to have a material impact on the Company's results of operations.

Capital Resources and Liquidity
-------------------------------

As of September 30, 1998 the Company had $61,931 available to meet operating requirements. In addition, it had net accounts receivable of $12,600. This cash position is not adequate to meet the Company's operational needs of approximately $300,000 per year.

The Company has no significant immediate liabilities that it is unable to satisfy, because at the present time the Company's Chairman and President continues to accrue his full salary and to receive cash compensation only based on his determination that there are adequate funds available. If the Chairman and President changes his position and demands full payment, the Company will be unable to satisfy this liability. As of September 30, 1998, the Company is indebted approximately $600,000 to its Chairman and President.

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

The capital raised, through the convertible debenture, of $150,000 is not adequate for the overall needs of the Company. The Company's Board and management continue to have discussions with investment bankers to raise funds for expansion of the Company and additional possible acquisitions. These discussions relate to establishing acquisition or merger criteria that would benefit all parties involved. The essential element is to add revenue generating assets to the Company and to strengthen the balance sheet. Currently, and management believes that over the next twelve months, the Company's film library will continue to generate the cash necessary to pay the Company's overhead excluding the full salary of the President and Chairman.

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

On July 29, 1998, Mr. Ralph Smith, the Company's Chief Financial Officer, died. The death of Mr. Smith has had no material effect on the operations of the Company. At the time of his death, the Company was indebted to Mr. Smith in the amount of approximately $500,000. The Company has been negotiating with the executor of Mr. Smith's estate regarding settling the indebtedness as well as canceling any and all other rights Mr. Smith had at the time of his death.

Management believes that with maintaining reductions in operational costs, and continuing sales activity from the current library and newly acquired motion pictures, the Company will be able to continue as a going concern. However, at this time, there can be no assurances that the Company will be able to continue as a going concern.

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


                        MARQUEE ENTERTAINMENT



Date:   February 18, 1999      By:  /s/ Harold Brown
      ----------------------      ----------------------------
                                  Harold Brown, Chief Executive
                                  Officer, Acting Chief Financial
                                  Officer and Principal
                                  Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Harold Brown                               February 18, 1999
---------------------------                    -----------------
Harold Brown           Chairman of the Board          Date



/s/ Harvey Seslowsky                           February 18, 1999
---------------------------                    -----------------
Harvey Seslowsky       Director                       Date



/s/ David DeShay                               February 18, 1999
---------------------------                    -----------------
David DeShay           Director                       Date