Form 10-Q
period 1999-03-31
MARQUEE ENTERTAINMENT INC
filed 1999-05-14
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1999
                               ----------------------------------
                                OR

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
              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had 2,321,793 shares of its $.04 par value common stock outstanding as of May 14, 1999.

                              PART I
                              ITEM I

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  March 31, 1999 and September 30, 1998                     3

  Consolidated Statement of Operations
  for the three months ended March 31, 1999
  and 1998                                                  4

  Consolidated Statements of Operations
  for the six months ended March 31, 1999
  and 1998                                                  5

  Consolidated Statements of Cash Flows for the six
  months ended March 31, 1999 and 1998                    6 to 7

  Notes to Condensed Financial Statements                 8 to 16

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

<CAPTION
                                             March 31,   September 30,
                                               1999          1998
                                           ------------  -------------
ASSETS:
 Cash                                          $39,120       $61,931
 Accounts receivable-trade                      26,000        12,600
 Film inventory (Note 1)                             0             0
 Furniture and fixtures (Note 1)                     0             0
 Other assets                                      895             0
 Security deposit and other assets               4,500         4,500
                                           ------------  -------------
                                               $70,515       $79,031
                                           ============  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Accounts payable and accrued expenses         $46,387       $44,695
 Accrued Payroll                               694,874       589,786
 Deferred income (Note 1)                      143,000       180,000
 8% Convertible Debenture (Note 1)             555,859       530,000
                                           ------------  -------------
    Total liabilities                       $1,440,120    $1,344,481
                                           ------------  -------------

 Commitments (Note 6)
 Shareholders' deficit:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.04 par value;
   25,000,000 shares authorized;
   2,321,793  shares issued and
   outstanding at March 31, 1999 and
   September 30, 1998 (Note 1)                 $92,872       $92,872
  Additional paid-in capital (Note 1)        3,434,273     3,434,273
  Accumulated deficit                       (4,896,750)   (4,792,595)
                                           ------------  -------------
    Total shareholders' deficit            ($1,369,605)  ($1,265,450)
                                           ------------  -------------
                                               $70,515       $79,031
                                           ============  =============


              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)

                                               1999         1998
                                            -----------  -----------
Film revenue (Note 1)                        $131,127      $186,884
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization         7,323        37,313
  (Note 1)
  Selling, general and administration         141,712       142,014
  Bad debt expense (Note 1)                         0       100,000
                                            -----------  -----------
Operating loss                               ($17,908)     ($92,443)
                                            -----------  -----------

Interest expense(Note 1 and Note 2)          ($13,267)     ($13,597)
                                            -----------  -----------

Net loss                                     ($31,175)    ($106,040)
                                            ===========  ===========

Net loss per share (Note 3)                    ($0.01)       ($0.08)
                                            ===========  ===========

















              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)

                                                1999         1998
                                            -----------  -----------
Film revenue (Note 1)                         $145,419     $199,994
                                            -----------  -----------

Costs and expenses:
  Operating costs and film amortization          7,642       50,881
  (Note 1)
  Selling, general and administration          213,351      337,857
  Bad debt expense (Note 1)                          0      100,000
                                            -----------  -----------
Operating loss                                ($75,574)   ($288,744)
                                            -----------  -----------

Interest expense(Note 1 and Note 2)           ($28,581)    ($26,189)
                                            -----------  -----------

Net loss                                     ($104,155)   ($314,933)
                                            ===========  ===========

Net loss per share (Note 3)                     ($0.04)      ($0.23)
                                            ===========  ===========



















              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)

              Increase (Decrease) in Cash and Cash Equivalents

                                                1999         1998
                                            -----------  -----------
Cash flows from operating activities:
    Cash received from customers                42,189     $210,485
    Cash paid to suppliers and employees       (55,000)    (142,134)
                                            -----------  -----------
Net cash provided (used) by
 operating activities                         ($22,811)     $68,351
                                            -----------  -----------

Cash flows from investing activities:
    Note receivable loan                             0    ($100,000)
                                            -----------  -----------
Net cash used in investing activities                0    ($100,000)
                                            -----------  -----------
Cash flows from financing activities
  Issuance of 8% Convertible Debenture-M.P.          0     $135,000
                                            -----------  -----------
Net cash used by financing activities                0     $135,000
                                            -----------  -----------

Net increase (decrease) in cash               ($22,811)    $103,351
Cash at the beginning of the year               61,931       23,826
                                            -----------  -----------
Cash at end of period                          $39,120     $127,177
                                            ===========  ===========













              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)

    Reconciliation of net loss to net cash used by operating activities

                                                1999         1998
                                            -----------  -----------
Cash flows from operating activities:
  Net profit (loss)                          ($104,155)   ($314,933)
                                            -----------  -----------
  Adjustments to reconcile net profit
   (loss) to net cash provided (used) by
   operating activities:
    Note receivable-OSM deemed a bad debt
    and not included in operating loss              $0     $100,000
    Issuance cost of Convertible Debenture-MP        0       15,000
    Decrease (increase) in other assets           (895)      23,851
    Decrease(Increase) in accounts
      receivable-trade                          13,500      (16,286)
    Increase (decrease) in accounts payable
     and accrued expenses                        1,692       30,920
    Increase (decrease) in accrued payroll      78,188      161,890
    Increase (decrease) in deferred income     (37,000)      49,200
    Increase in 8% convertible debenture        25,859       18,709
                                            -----------  -----------
        Total adjustments                      $81,344     $383,284
                                            -----------  -----------
        Net cash provided (used) by
         operating activities                 ($22,811)     $68,351
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

The results of operations for the six month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

During the year ended September 30, 1998, the Company's Board of Directors (the "Board") and management continued the mandate of investigating for strategic companies for potential acquisition or merger that would add asset value and revenue to the Company, i.e., Of Sound Mind. A term of the purchase agreement required the Company to advance OSM the sum of $100,000, that was done in October 1997 and was set forth on the December 31, 1997 balance sheet as a note receivable. Subsequent to December 31, 1997, on January 30, 1998, the Company unilaterally terminated and rescinded the acquisition of Of Sound Mind, Inc. As a result of the rescission, the Company canceled the 700,000 shares of the Company's common stock that were to be issued to the shareholders of OSM and recognized a $100,000 bad debt expense as of March 31, 1998.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - cont...

On October 21, 1997, the Company also closed an offering of $150,000 principal amount convertible subordinated debentures (the "Debenture") and 150,000 Common Stock Purchase Warrants exercisable at $.50 (the "Warrants"). Each Debenture bears interest at the rate of 8% per annum and matures on November 1, 1998. The Debenture was converted to 923,077 shares of common stock in May 1998. Each Warrant is exercisable into the Registrant's common stock at a price of $.50 per share at any time on or after October 31, 1997 and expiring on October 31, 1999.

As of March 31, 1999 the Company had $39,120 available to meet operating requirements. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

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


Note 2  - Acquisition:

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years. The balance of $50,000 at December 31, 1997, was due December 31, 1995. This obligation was fully settled in August 1998.


Note 3 - Net Loss Per Share:

Net loss per share is not computed using common stock equivalents for the three- and six-month period ended March 31, 1998 because they would be antidilutive. Net loss per share is computed using the weighted average number of shares for the three- and six-month period ended March 31, 1999 at 2,321,793 shares. Common stock equivalents were used for the three- and six-month period ended March 31, 1998 at 1,398,716.


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
                                    ---------
                                     285,000
                                    =========

Note 6 - Compensation:

Pursuant to employment agreements between the company and Harold Brown and Ralph T. Smith, respectively, dated March 12, 1991, annual compensation is $150,000 and $140,000 respectively. Mr. Smith's agreement terminated at his death on July 29, 1998. The term of the agreements is one year.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

For the six months ended March 31, 1999, the Company had a loss of $104,155. The Company's cash position decreased by $22,811 since
September 30, 1998. The loss for the three months ended March 31, 1999 was $31,175.

Results of Operations
---------------------

Revenue for the three- and six-month periods ended March 31, 1999 was $145,410 and $131,127, respectively. This represents a decrease of approximately $56,000 as compared to the three-month period ended March 31, 1998 due to less titles licensed in 1999 by the Company.

Costs and Expenses for the three- and six-month periods ended March 31, 1999 were $149,000 and $221,000, respectively, a decrease of approximately $130,000 as compared to the three-month period ended March 31, 1998 and $268,000 as compared to the six months ended March 31, 1998.

The primary cause for this 1999 decrease was the officers salaries ($100,000) and bad debt expense ($100,000) together with reduced fiscal 1999 rent expenses.

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

Capital Resources and Liquidity
-------------------------------

As of March 31, 1999, the Company had $39,120 available to meet operating requirements. This cash position may not be adequate to meet the Company's operational needs.

The Company has no significant immediate liabilities that it is unable to satisfy unless the Chairman changes his position and demands full payment of his salary obligation.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

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


Date       May 14, 1999      By    /s/ Harold Brown
      ----------------------       ------------------------------
                                   Harold Brown, Chairman, Chief
                                   Executive Officer and
                                   Principal Accounting Officer