Form 10-Q
period 1999-06-30
MARQUEE ENTERTAINMENT INC
filed 1999-07-26
CIK 806277

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)
(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999
                               ----------------------------------
                                OR

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
              APPLICABLE ONLY TO CORPORATE ISSUERS:

     The registrant had 2,321,793 shares of its $.04 par value common stock outstanding as of July 26, 1999.

                              PART I
                              ITEM I

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                  INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS


  Consolidated Balance Sheets
  June 30, 1999 and September 30, 1998                     3

  Consolidated Statement of Operations
  for the three months ended June 30, 1999
  and 1998                                                  4

  Consolidated Statements of Operations
  for the nine months ended June 30, 1999
  and 1998                                                  5

  Consolidated Statements of Cash Flows for the
  nine months ended June 30, 1999 and 1998                6 to 7

  Notes to Condensed Financial Statements                 8 to 17

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

                                             June 30,    September 30,
                                               1999          1998
                                           ------------  -------------
ASSETS:
 Cash                                          $30,922       $61,931
 Accounts receivable-trade                           0        12,600
 Film inventory (Note 1)                             0             0
 Furniture and fixtures (Note 1)                     0             0
 Security deposit and other assets               4,500         4,500
                                           ------------  -------------
                                               $35,422       $79,031
                                           ============  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT
 Accounts payable and accrued expenses         $75,207       $44,695
 Accrued Payroll                               735,259       589,786
 Deferred income                               143,000       180,000
 8% Convertible Debenture                      566,859       530,000
                                           ------------  -------------
    Total liabilities                       $1,520,325    $1,344,481
                                           ------------  -------------

 Commitments (Note 6)
 Shareholders' deficit:
  Preferred stock, $.01 par value;
   10,000,000 shares authorized;
   none outstanding
  Common stock, $.04 par value;
   25,000,000 shares authorized;
   2,321,793  shares issued and
   outstanding at June 30, 1999 and
   September 30, 1998 (Note 1)                 $92,872       $92,872
  Additional paid-in capital (Note 1)        3,434,273     3,434,273
  Accumulated deficit                       (5,012,048)   (4,792,595)
                                           ------------  -------------
    Total shareholders' deficit            ($1,484,903)  ($1,265,450)
                                           ------------  -------------
                                               $35,422       $79,031
                                           ============  =============


              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                (UNAUDITED)

                                               1999         1998
                                            -----------  -----------
Film revenue                                  $53,952      $198,620
                                            -----------  -----------

Costs and expenses:
  Operating costs                              15,559        21,457
  Selling, general and administration         142,691       211,289
                                            -----------  -----------
Operating loss                              ($104,298)    ($34,126)
                                            -----------  -----------

Interest expense                             ($11,000)     ($13,293)
                                            -----------  -----------

Net loss                                    ($115,298)     ($46,419)
                                            ===========  ===========

Net loss per share (Note 3)                    ($0.05)       ($0.03)
                                            ===========  ===========



















              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (UNAUDITED)

                                                1999         1998
                                            -----------  -----------
Film revenue                                  $199,371     $398,614
                                            -----------  -----------

Costs and expenses:
  Operating costs                               23,201       58,770
  Selling, general and administration          356,042      461,705
  Bad debt expense (Note 1)                          0      100,000
                                            -----------  -----------
Operating loss                               ($179,872)   ($221,861)
                                            -----------  -----------

Interest expense                              ($39,581)    ($39,481)
                                            -----------  -----------

Net loss                                     ($219,453)   ($261,342)
                                            ===========  ===========

Net loss per share (Note 3)                     ($0.09)      ($0.14)
                                            ===========  ===========




















              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                (UNAUDITED)

              Increase (Decrease) in Cash and Cash Equivalents

                                                1999         1998
                                            -----------  -----------
Cash flows from operating activities:
    Cash received from customers               $58,991      $86,000
    Cash paid to suppliers and employees       (27,982)     (62,293)
                                            -----------  -----------
Net cash provided (used) by
 operating activities                         ($31,009)     $23,707
                                            -----------  -----------

Cash flows from investing activities:
    Note receivable loan                             0    ($100,000)
                                            -----------  -----------
Net cash used in investing activities                0    ($100,000)
                                            -----------  -----------
Cash flows from financing activities
  Payment of note payable                                   (10,000)
  Issuance of 8% Convertible Debenture-M.P.          0     $135,000
                                            -----------  -----------
Net cash used by financing activities                0     $125,000
                                            -----------  -----------

Net increase (decrease) in cash               ($31,009)     $48,707
Cash at the beginning of the year               61,931       23,826
                                            -----------  -----------
Cash at end of period                          $30,922      $72,533
                                            ===========  ===========











              See notes to consolidated financial statements.

                 MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                (UNAUDITED)

    Reconciliation of net loss to net cash used by operating activities

                                                1999         1998
                                            -----------  -----------
Cash flows from operating activities:
  Net profit (loss)                          ($219,453)   ($261,342)
                                            -----------  -----------
  Adjustments to reconcile net profit
   (loss) to net cash provided (used) by
   operating activities:
    Note receivable-OSM deemed a bad debt
    and not included in operating loss              $0     $100,000
    Issuance cost of Convertible Debenture-MP        0       15,000
    Decrease (increase) in other assets              0       19,721
    Decrease(Increase) in accounts
      receivable-trade                          12,600      (42,571)
    Increase (decrease) in accounts payable
     and accrued expenses                       30,512      (10,866)
    Increase (decrease) in accrued payroll     145,473      172,804
    Increase (decrease) in deferred income     (37,000)      12,252
    Increase in 8% convertible debenture        36,859       18,709
                                            -----------  -----------
        Total adjustments                     $188,444     $285,409
                                            -----------  -----------
        Net cash provided (used) by
         operating activities                 ($31,009)     $23,707
                                            ===========  ===========


Supplemental disclosures of cash flow information:
Disclosure of accounting policy:

For purposes of the statement of cash flows, the Company considers any highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

During the three months ended June 30, 1998, $150,000 in debt and $6,000 in related interest was converted to 923,077 shares of common stock.



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

The results of operations for the nine month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 1999 the Company had $30,922 available to meet operating requirements. This cash position is not adequate to meet the Company's operational needs. The Company's Chairman and President continue to accrue their salaries and to receive cash compensation only based on their determination that there are adequate funds available. If the Chairman and President change their position and demand full payment, the Company will be unable to satisfy these liabilities.

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


Note 2  - Acquisition:

On March 12, 1991 the Company concluded an Acquisition Agreement with Peregrine Entertainment, Ltd. (PEL) and its subsidiaries resulting in the acquisition of certain assets, including 29 made-for-television motion pictures. The purchase price for these assets consisted of $475,000 in cash and $175,000 paid by the delivery of three promissory notes bearing interest of 10% and due over a period of four years. This note was fully settled in August 1998.


Note 3 - Net Loss Per Share:

Net loss per share is not computed using common stock equivalents for the three- and nine-month periods ended June 30, 1999 and 1998 because they would be antidilutive. Net loss per share is computed using the weighted average number of shares for the three- and nine-month periods ended June 30, 1999 and 1998 at 2,321,793 shares.

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
                                    ---------
                                     285,000
                                    =========

Note 6 - Compensation:

Pursuant to employment agreements between the company and Harold Brown and Ralph T. Smith, respectively, dated March 12, 1991, annual compensation is $150,000 and $140,000 respectively. Mr. Smith's agreement terminated at his death on July 29, 1998. The term of the agreements is one year. See footnote 7.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Acquisition

On June 7, 1999, the Company agreed to acquire all the outstanding stock of Progressive Telecommunications Corporation ("Progressive") in exchange for 45,000,000 newly authorized shares of the Company. Such transaction will be treated as a reverse merger for accounting purposes. The Company will also change its name to Progressive, authorize a 1 for 5 reverse split, and decrease its par value of common stock from $.04 per share to $.001.

In addition, the following transactions are contemplated upon closing of this acquisition:

     1.     The Company's CEO will forgive his unpaid salary
            (approximately $435,000 as of June 30, 1999) in exchange for the Company's film rights (valued at $0 as of June 30, 1999).

     2.     The Company's CEO will convert his 8% Convertible
            Debenture (approximately $307,000 as of June 30,
            1999) into 1,206,552 shares of the Company's pre-split common stock.

     3. The estate of Ralph Smith will exchange all obligations as of June 30, 1999 (approximately
            $560,000) for cash settlement by Progressive.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

For the nine months ended June 30, 1999, the Company had a loss of $219,453. The Company's cash position decreased by $30,119 since September 30, 1998. The loss for the three months ended
June 30, 1999 was $115,298.

Results of Operations
---------------------

Revenue for the three- and nine-month periods ended June 30, 1999 was $53,952 and $199,371, respectively. This represents a decrease of approximately $144,000 as compared to the three-month period ended June 30, 1998 due to less titles licensed in 1999 by the Company.

Costs and Expenses for the three- and nine-month periods ended
June 30, 1999 were $158,000 and $379,000, respectively, a
decrease of approximately $74,000 as compared to the three-month period ended June 30, 1998 and $142,000 as compared to the nine months ended June 30, 1998.

The primary cause for this 1999 decrease was the officers salaries ($70,000) and bad debt expense ($100,000) together with reduced fiscal 1999 rent expenses.

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

Capital Resources and Liquidity
-------------------------------

As of June 30, 1999, the Company had $30,922 available to meet operating requirements. This cash position may not be adequate to meet the Company's operational needs.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 is included in this report. A report on Form 8-K dated June 7, 1999 was filed by the Company during the quarter covered by this report and reflected in footnote 7.

            MARQUEE ENTERTAINMENT, INC. AND SUBSIDIARY

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARQUEE ENTERTAINMENT, INC.


Date      July 26, 1999      By    /s/ Harold Brown
      ----------------------       ------------------------------
                                   Harold Brown, Chairman, Chief
                                   Executive Officer and
                                   Principal Accounting Officer