Form 10-K
period 1999-09-30
PROGRESSIVE TELECOMMUNICATIONS CORP
filed 2000-01-12
CIK 806277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-K

(Mark One)
  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                                       OR

  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-15413

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

              Nevada                                                                      95-3480640
(State or other jurisdiction of                                              (I.R.S. Employer Identification No.)
         incorporation)

                         601 Cleveland Street, Suite 930
                            Clearwater, Florida 33755
                                 (727) 466-9898
          (Address and telephone number of principal executive offices)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to section 12(g) of the Act: Common Stock
                                                              $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On January 10, 2000, the aggregate market value of Progressive
Telecommunications Corporation, common stock held by non-affiliates was approximately $23,976,042, based on a price per share of common stock of $4.31.

On January 10, 2000, 9,014,467 shares of the registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS

PART I

Item 1. Business ...........................................................................        3

Item 2. Properties .........................................................................       22

Item 3. Legal Proceedings ..................................................................       23

Item 4. Submission of Matters to a Vote of Security Holders ................................       23

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters ..............       24

Item 6. Selected Financial Data ............................................................       26

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation       28

Item 8. Financial Statements and Supplementary Data ........................................       35

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure       35

PART III

Item 10. Directors and Executive Officers of the Registrant ................................       37

Item 11. Executive Compensation ............................................................       38

Item 12. Security Ownership of Certain Beneficial Owners and Management ....................       40

Item 13. Certain Relationships and Related Transactions ....................................       40

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8- K .................       42

Note Concerning Forward-Looking Information

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward- looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we have not accurately predicted or over which we have no control. These events may include future operating results, our efforts to address Year 2000 issues and potential competition, among other things. Cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this report could have a material adverse effect on our business, operating results and financial condition.

                                     PART I

 ITEM 1. BUSINESS

INTRODUCTION

         Progressive Telecommunications Corporation ("Progressive" or the "Company"), a Nevada corporation, is a fully-integrated provider of advanced telecommunications, communications management and e-commerce services to businesses. The Company plans to capitalize upon trends in technology convergence, marketplace preference for single source suppliers and the advent of e-commerce in several ways. First, it manages global telecommunications services capable of transporting all types of voice, data and wireless communications. This includes all aspects of network planning and management, operation of switches, transmission capacity, enhanced service delivery platforms, and billing systems. Second, it offers, through it's OPUS division, a communications and messaging management service using human voice commands to manage voice, fax and e-mail messaging and communications from North America. Finally, the Company plans to offer an array of e-commerce applications enabling businesses of all kinds to utilize the Internet and World Wide Web. Combined, these capabilities enable Progressive to provide services in two areas to growing companies: communications and e-commerce.

         More specifically, Progressive's business strategy revolves around four areas: Internet directory that targets small to medium businesses through its subsidiary, The Yellow Page Directory.Com Corp. ("Yellow Page"); business to business e-commerce through its subsidiary, BusinessMall.Com, Inc.; traditional local, long distance and international telephone services, including calling cards, wireless services and paging with integrated access and data networks through its subsidiary, StormTel, Inc.; and Computer Telephony (a unified messaging, voice activated virtual assistant) through its subsidiary, OPUS(TM) Assistant, Inc.

         On July 30, 1999 Progressive Telecommunications Corporation, a Florida corporation ("Progressive Florida") and Marquee Entertainment, Inc. ("Marquee") completed the first part of a transaction whereby Marquee acquired in excess of 82% of the issued and outstanding shares of Progressive Florida. As a condition to consummating the transaction, Marquee amended its Certificate of Incorporation so as to increase its authorized common shares from 25,000,000 to 50,000,000, authorized a 1 for 5 reverse stock split, changed its name to Progressive Telecommunications Corporation and reduced its par value from $.04 to $.001.

         As a direct result of the above described transaction, Harold Brown, Harvey Seslowsky and David DeShay resigned as officers and directors of the Company. Barry Shevlin, Dr. Howard Tackett, James C. Watson and Tom Chubokas were elected directors in their place. Mr. Shevlin was appointed Chief Executive Officer and Chairman, Mr. Chubokas was appointed President and Chief Operating Officer, Mr. Watson was appointed Executive Vice President and Chief Technology Officer and Dr. Tackett was appointed Vice President, Strategic Support.

         On July 30, 1999 the Company discontinued its film distribution business, in connection therewith Harold Brown forgave his unpaid salary (approximately $400,000 as of March 31, 1999) through July 30, 1999 and agreed to the cancellation of his employment contract in exchange for the Company's film library. Mr. Brown also converted his 8% convertible Debenture in the amount of $301,638 into 241,310 shares of the Company's post-split common stock.

TELECOMMUNICATIONS INDUSTRY OVERVIEW

         The U.S. long distance telephone (direct dialed 1+ voice and fax) service market generates approximately $71 billion dollars (1996, Yankee Group) worldwide. This market is part of an overall communications equipment and services market estimated to generate between $600 billion and $1 trillion worldwide. The domestic long distance market is dominated by the three largest long distance carriers, AT&T, MCI-WorldCom and Sprint. According to the FCC, these three carriers accounted for approximately 83% of all revenues generated by long distance carriers in 1996. The remaining revenues came from other carriers; some with national or regional transmission networks, together with non-facilities based distributors and resellers. A more meaningful measurement is the number of access lines. The big three carriers held a 90% market share of the nations 168-million access lines. Today there are more than 600 U.S. long distance companies, most of which are small or mid-sized companies. The smaller companies hold approximately 10% of this market. Progressive is one of those companies. In addition, there are an estimated 800 to 1,200 companies engaged in long distance resale on an agency basis

         The generally accepted definitions of participants and competitors within the distribution channel for domestic and international services include:

         National, international and transnational facilities based carriers:
These companies own and operate much of their transmission and switching networks. Many companies often serve a particular national market extensively, such as AT&T, MCI or Sprint in the U.S., or British Telecom in the U.K. and offer international service. Others are owned and/or controlled by government authorities, or are government-owned monopolies in the countries in which they reside. There are also other companies such as RSL-Comm USA, Inc., that operate transnationally, emphasizing transoceanic, transcontinental and cross-border connectivity between and among carriers and end user customers. Most sell to business and residential end users and on a wholesale basis to other carriers as well as to other resale distribution channel participants.

         Facilities based carriers and resellers serving regional, vertical, horizontal or wholesale markets: This category also includes mid-sized facilities based carriers and resellers. These companies own and operate switching facilities and/or transmission networks. In some cases they have back office infrastructure, but also lease and resell significant amounts of their capacity from other national, international and transnational carriers. Most offer domestic and international calling service to end users under their brand. Some focus on more specialized forms of domestic and/or international long distance service, such as 10-10-XXX access and pre-paid calling card service. Many of these companies resell capacity and capabilities to smaller distribution channel participants using their switches and back office capabilities. Some also provide network and other carrier services to other carriers, particularly other regional, national, international or transnational carriers seeking termination within specific domestic markets. Progressive through its subsidiary StormTel, Inc. is included in this category, as are many of its wholesale customers. This segment of the carrier services is expanding rapidly as markets throughout the world deregulate.

         Switchless resellers and rebillers: These companies do not own their own facilities, they purchase switching and transmission capacity from larger participants then resell to end users under their brand names. They generally provide their own billing and customer service. This is a rapidly growing segment of the domestic distribution channel and the international carrier services market as new intermediaries link customer demand with facility owner/operators in newly deregulated and deregulating markets world wide. Their income is derived from the difference between the cost of proprietary and leased capacities, together with their internal operating costs, such as billing and customer service, and the rates charged to their customers minus any commissions paid to agents.

         Independent agents and agencies: They represent carriers, resellers and rebillers and are paid a commission and residual on the business they sell.

         Non-telecom packagers and marketers: This segment packages and markets long distance service, pre-paid calling cards and 10-10-XXX services. These markets utilize the networks of underlying carriers as well as consumer product and service companies marketing long distance service under their own brands or in association with a major telecom brand. Examples include long distance offered in conjunction with commercial credit card and airline frequent flier programs, as well as those offered through affinity and membership programs. This kind of bundling, co-promotion and cross marketing is a growing form of long distance distribution.

         In addition to these current industry participants, the regional Bell operating companies have been filing for certification to provide long distance services both inside and outside their own regions. They are expected to become both long distance resale competitors and new suppliers of network capacity.

         Facilities based carriers not only posses marketing and sales capabilities, they also sell transmission and switching network capacity on a wholesale basis to companies like Progressive. In turn, Progressive sells the service to other carriers and various end users through their distributors, resellers, agents and other carriers. The Company obtains significant pricing discounts from facilities based carriers in exchange for call traffic volume commitments. By utilizing various channels, the traffic of end user customers is aggregated to meet the Company's commitment to its facilities based carriers/suppliers; the net effect of this is significantly lower rates for the customers.

         Distribution of long distance service also entails the accomplishment of various support functions beyond the switching and carriage of telephone calls. These include the activation and provision of service by coordinating the efforts of local telephone companies and the underlying long distance carrier, as well as the rating, collection and collation of call traffic data, and billing and collecting for charges. This can be done either through local telephone companies or with a direct bill. Successful design, implementation and management of these often complex elements of total service provisions are vital to the Company's ability to provide the service it sells, bill and collect for the services customers use and compensate members of the distribution channel accurately and in a timely fashion. Carriers, distributors and resellers determine which of these capabilities to assume themselves and which should be outsourced to third party providers.

         This $61.3 billion (1996) market is comprised of all voice and data transmissions originating in one country and terminating in another. The market is expected to grow to $82.2 billion in 2000. During the decade 1987- 1996, the market experienced a compound annual growth rate (CAGR) of 15.5% and is projected to grow at a CAGR of 13% annually through 2000.

         International long distance service providers can generally be categorized by their ownership and use of switches and transmission facilities. The largest U.S. Carriers, such as AT&T, MCI and Sprint, primarily utilize owned transmission facilities but generally use other long distance providers to carry overflow of traffic. Since only the very largest carriers have transmission facilities covering the 200 countries normally served by major international carriers, a significantly larger group of long distance service providers own and operate their own switches. This group relies solely on resale agreements with other long distance carriers to terminate their traffic, or they will use a combination of resale agreements and owned facilities for termination. A new class of multinational carriers has emerged to serve the needs of smaller carriers seeking to enter the international market. In some cases, they have built or share ownership in transoceanic, transcontinental and transnational network facilities. In other cases, they aggregate the international traffic of smaller carriers to obtain volume discounts from carriers with international facilities.

         The market is changing as a result of rapid deregulation in many national markets, growth in international voice and data traffic driven by global economic growth and globalization of world's economies, and rapid proliferation of telephony, computing, messaging and other devices utilizing the world's telecommunications networks. Deregulation and privatization have also allowed new long distance providers to emerge in foreign markets. Deregulation is providing U.S. based companies with the opportunity to negotiate more favorable agreements by eroding traditional monopolies. These agreements are with dominant carriers and emerging providers within each national market. In addition, deregulation on certain foreign countries is enabling U.S. based providers to establish local switching and transmission facilities in order to terminate their own traffic. Now they can begin to carry international long distance traffic originating in that country. The growth of traffic originating in markets outside the U.S. is forecasted to be higher than the growth in traffic originating in the U.S. due to deregulation, relative economic growth rates and increasing access to telecommunications facilities and services in emerging markets.

         Progressive seeks to enhance the international service it already provides to its existing customers and to serve the wholesale and international carrier market. The Company will seek to offer U.S. termination to non-U.S. carriers and international network services to U.S. carriers distributors and resellers. It will also offer international services through its traditional distribution channel partners - distributors, resellers, carriers and agents - and to various end user markets.

INTERNET INDUSTRY OVERVIEW

         The Internet is a giant network that is composed of thousands of smaller networks. It is an infrastructure that supports the transmission of data. The World Wide Web is the substance of the Internet. The Web is responsible for bringing the Internet into the homes and offices of millions of people. It has been estimated that 97 million users worldwide have visited the Internet since inception.

         The Internet came to be in October 1969 with the first actual ARPANet connection. This prototype system had been in the works since the early 1960's. A man named Larry Robert developed the prototype network, worked through the technical glitches and saw the connection come together. One of the biggest discoveries during the early days occurred when an engineer sent the first electronic mail over the ARPANet.

         The biggest problem for the new Net was that the amount of traffic over the Net was much heavier than expected. In 1974, Transmission Control Protocol/Internet Protocol (TCP/IP) was developed. This set of protocols could handle much heavier traffic. As a result, the new protocol was accepted as the default transmission standard, and the Internet as we know it was born.

         The Internet continued to grow and by 1990 there were over 100,000 hosts on the Internet, and the first web browser was launched. At first, the web was only available to those who had access to the CERN (European Particle Physics Laboratory) computer system, and it consisted of only one file, the CERN phone book. In August of the following year, the Web officially hit the Internet.

         In 1993, the first graphical Web browser was introduced. This Web browser was available as a free download and enabled individuals to view graphics files and text documents. Traffic on the Web grew by an astounding 341,634%.

         In 1994, the Yahoo! Directory and Excite entered the picture. These quickly became the most popular search engines on the Internet. A user could now sign onto their online services and use a search engine to link them directly to the directory of Internet listings.

         By 1995, the web was well on its way to becoming the most popular source of information on the Internet. Two popular web browsers were released; Netscape Navigator and Microsoft Explorer.

         The Web as we know it today is growing by leaps and bounds. The Web is starting to generate money in the form of online commerce. Individuals can use the Internet not only to communicate but also to purchase goods and services. Many businesses around the world are scrambling to get a presence on the Internet.

         The emergence of Web portals is an example of the enhanced changes that are occurring almost daily on the Web. A portal, which is intended to be a starting point for users who go online, combines a number of popular Internet services, including new headlines, Web-search capabilities, and interactive forums, into a single site. This one-stop convenience is valuable for busy individuals who want to get information as quickly as possible.

         The future of the Internet lies in the convergence of Internet sites with other media companies to provide extended Internet functionality and the speed at which that convergence occurs. We are already seeing Internet sites merging with television programming. Users with proper equipment can use the Internet to access information that complements a participating television program.

BUSINESS AND PRODUCT OVERVIEW

TELECOMMUNICATIONS

         Progressive's evolution began in 1996, as a reseller of long distance telephone service. On December 31, 1998, Progressive acquired 84% of CCC Communications Corporation. As a result of this acquisition, we acquired telecommunications equipment and leased telecommunications lines to provide domestic and international long distance telecommunications services. In addition, we connect to other telephone companies and resell their services to destinations where we do not own equipment or lease lines. Our customers are retail commercial and residential as well as other long distance telephone companies that resell our services to their retail customers or other telecommunications companies. We currently employ state-of-the-art digital switching and transmission technology. This equipment, located in Kansas City, Missouri, allows expanded network coverage through the Midwest. Our facilities and industry agreements allow us to provide voice and facsimile telecommunications services to every country in the world. As of September 30, 1999, 100% of our revenues are derived from domestic and international telecommunications services.

         The Company's services are designed to serve two distinct segments of the telecommunications service industry. First is the wholesale market, comprised of other carriers, rebillers and distributors. This marketplace purchases the Company's network and infrastructure capacities at a discount, along with various other support and infrastructure features, then remarkets them to other users of various kinds. The second channel is comprised of independent representatives ("IR") who resell the Company's turnkey end user products on a commissioned or retail basis. The commercial and residential customers are served directly by the company through these IR's. A common infrastructure supports the services offered to both markets.

         Our strategy is to develop and offer product and service diversification via bundling and convergence-billing utilizing the Company's proprietary convergence software. These services enable the Company to provide one-stop, integrated communications packages to the wholesale and commercial segments of the market. This delivers added convenience to customers and generates additional revenue per account. It also enables the Company to develop attractive services and pricing packages as well as creating a strong incentive for customers to remain with Progressive. Multiple services allow the Company's customers to select from an array of services.

              Progressive Wholesale Carrier and Commercial Services

         Carrier Services                            Commercial Services
Transmission/switching network                       Long Distance
(1+,800,switched/dedicated)                          Local calling (CLEC) Services
International gateway/domestic termination           OPUS(TM) Assistant
Proprietary billing systems and billing services     Wireless Services/Cellular/Paging
Network engineering                                  Travel and debit calling cards
Customer service and support                         Internet Access
Enhanced services (calling card) platform            CPE/data network installation services
Computer-telephony integration                       Web Hosting
  research and development

         StormTel: a wholly owned subsidiary of CCC Communications, vends its network capacity and services of its suppliers, together with the Company's own network capacities, to other carriers seeking economical access or additional capacity to various, specific geographical markets. This allows for enhanced profits and cost reductions for all parties involved. Domestic and international long distance transmission and switching capacity, related network management, service activation, account and information management, billing and support functions to other carriers and resale market participants, are all provisions that are included. Transmission and network services are sold primarily through resale arrangements with other long distance providers, and involve the purchase and sale of transmission and termination services on a per-minute basis. Infrastructure and support services are purchased on a per-transaction basis. As an adjunct to its own network design and development efforts, the Company offers consulting and network engineering services to other carriers, including its wholesale customers.

         In a similar fashion, the Company vends access to the capacities and capabilities of its enhanced services (pre-paid calling card) platform to companies engaged in the distribution and marketing of calling cards via toll free access and debit card services. Platform services include card account assignment and activation, re-charging and re-activation of card accounts, and termination of service.

                  COMMERCIAL BUSINESS AND RESIDENTIAL SERVICES

         International and Domestic Long Distance Service: We provide outbound 1+ and 800 service, with calls terminating anywhere in the world and 800 toll free service with calls originating anywhere in the North American continent. In addition, the Company provides calling cards billed with long distance service and promotional prepaid cards. The Company utilizes its own facilities concentrated in the Midwest while the facilities of its underlying carriers in areas not covered by its wholly owned network. The Company can originate and terminate traffic throughout the contiguous 48 states and to and from Hawaii, and can terminate international traffic originating from the U.S. in more than 247 countries.

         A variety of plans offering competitive long distance rates are billed in six-second increments with no per call surcharges. Service packages include a free calling card with 800 access features. Some plans are bundled with the Company's dial up Internet access with an unlimited use rate in addition to long distance charges, while some plans require monthly fees in exchange for exceptionally lower per-minute rates.

         Local Exchange Service: We have the regulatory certification to provide local telephone service in Central Florida and New York. The Company has applied for certification in Missouri and Kansas. We intend to provide our customers with origination and termination of local area, local toll and intraLATA calling service. We are planning to offer interconnection to long distance carrier networks through agreements with Bell South of Florida and GTE of Florida. Local service sales are expected to commence in the 4th quarter 2000.

         Wireless Cellular and Paging Services: We provide retail cellular and local paging services in Southwest Florida and Alabama, as well as nationwide paging, through resale agreements and mobile users. The Company utilizes multiple underlying service providers.

         Pre-paid Calling Cards: We offer debit and pre-paid calling cards, which enable users to place local, toll, long distance and international calls. This enables card users to circumvent costly pay telephones, hotel surcharges and high long distance rates, as well as the inconvenience of carrying coinage. Payment for the card is made in advance and charges are deducted from a pre-paid inventory of value stored at the platform, instead of rendered on a phone bill for payment. This reduces the costs for both the user and the Company, as costs associated with billing and collection are eliminated. Revenue for the pre-paid calling cards is realized in advance of service provision.

         Data Network and Premise Equipment: We install and maintain private telephone systems and data communications networks. Telephone systems, such as PBXs, are installed and maintained by the Company in southwest and central Florida, while the Company is capable of installing frame relay and point-to-point data networks nationwide.

         OPUS(TM) Assistant: We offer an advanced communications, messaging and productivity management service capable of recognizing and responding to natural human speech. The service is designed to help mobile workers access, review, prioritize, manage, and respond to increasing volumes of phone calls, voice messages, faxes and e-mail, whether from the home, office, or while traveling. It effectively ties together multiple communication devices - office and home phone, cell phone, pager, and electronic mail box - under a single phone number accessed by service users and those attempting to communicate with them. It allows for coordination of multiple productivity tools, such as appointment books and phone directories, through simple telephone and Web site user interfaces. We offer this product pursuant to a private label and reseller agreement between Progressive and Webley Systems, Inc. This agreement allows us to exclusively retail the OPUS(TM) brand.

         OPUS(TM) is available to the customer wherever there is access to a phone or computer with Internet capability. The system's ability to recognize natural speech, as opposed to rigid spoken commands, simplifies the user interface, requiring limited training of the user, accelerates user orientation and familiarity, and encourages consistent use. More advanced features include listening to e-mail, responding to e-mail messages with voice messages sent via electronic mail, and accessing and dialing phone numbers using the spoken name of the called party. OPUS(TM) works with all existing phone systems and computers. There is no equipment or software to purchase, and the service is capable of synchronizing calendars and contacts from PCs, laptops, handheld computers and PDAs, running popular software such as Microsoft Outlook(TM).

Additional features include:

- No long distance charges for calls made from the system by a user or to locate a user

-        Call identification and screening according to user-defined criteria

- "Follow-me" locator service - out dials to cell phone, office or home phone, pager

-        Forwards voice mail messages as electronic mail

-        Unlimited use of the web site interface

- Inbound call management: Routes and forwards calls according to user parameters

-        Forwards messages to any phone, laptop, e-mailbox, PC

-        Collects and reads e-mail  from one or more accounts

-        Re-routes e-mails to fax machines

-        Notifies pager upon receipt of voice mail, e-mail or fax

         Users are provided with a personal system tutorial and have access to around-the-clock support. Pricing is at one of five flat monthly rates, which includes a pre-specified number of minutes, and billed to a credit card.

INTERNET BASED PRODUCTS

         The Yellow Page Directory.com: A wholly owned subsidiary of Progressive that intends to provide, directly and with its partners, bundled services such as Internet service, web development, web hosting, custom web sites and e-mail accounts. The directory will derive revenues by providing these bundled services. The Yellow Page Directory.com intends to be in the business of providing enhanced listings via the Internet, for small to medium-sized businesses. This directory will provide a low cost, high quality web presence in the web directory.

         There are four distinct products that will be offered through The Yellow Page Directory.com: Bronze, Silver, Gold and Platinum. Each package provides the consumer with free hosting, free dial-up Internet access, and free e-mail accounts.

         The Bronze package includes a listing in The Yellow Page Directory that includes the Company information, two e-mail accounts, and free Internet access for 1 year.

         The Silver package includes a bold listing in the directory, any one graphical image like a business card or photo, up to 100 words of text, a hyperlink from the directory listing to your expanded listing or existing web site, three free e-mail accounts, free hosting, and free Internet access for 1 year.

         The Gold package includes an enhanced bold listing, a one page custom-built storefront web site, your own virtual host address, registration over 800 search engines, a hyperlink from your directory listing, four free e-mail accounts, free hosting, and free Internet service for 1 year.

         The Platinum package is a full custom site built to your specifications by a development division. The package includes a super bold color listing, up to a 5 page full company web site, initial consultation with the development staff, up to 700 words of text and 5 graphic images, your own virtual host address, one hour of design/textual changes, a hyperlink from the listing to your custom options, free custom design, five free e-mail accounts, free hosting, and free Internet access for 1 year.

         Although The Yellow Page Directory.com is an Internet based product, customers do not have to own a computer to utilize the services. A customer can put a listing in the directory complete with a link to their e-mail. The Yellow Page Directory.com has the ability to forward e-mails directly to a fax machine.

         We will offer the enhanced listing utilizing the Company's telemarketing center, which is currently under construction. The potential customers will be targeted from existing yellow page directories currently available over the Internet.

         The key to The Yellow Page Directory.com is that, in addition to the directory listings, and unlike other directory service providers, this call center will be able to market the many other products that can be bundled along with the directory services such as long distance, wireless service, credit cards and Internet service.

         BusinessMall.Com, Inc. ("BusinessMall"): A wholly owned subsidiary of Progressive that intends to be a full-featured Internet business-to-business ("B-to-B") portal whose target customers will be small to mid-size service or intellectually based companies that entrepreneurs can visit regularly to conduct business.

         BusinessMall intends to be a horizontal hub for virtual enterprise that hopes to remove the two major impediments from doing business on the Internet:
1) fear of fraud; and 2) ignorance. BusinessMall is designed to provide a safe and secure environment to conduct business on the Internet. BusinessMall intends to offer office supplies, computer and computer related products, full and part time virtual employees, graphic artists, designers, copywriters and accountants.

         BusinessMall, acting as a Business-to-Business infomediary, will employ a variety of mechanisms to generate transaction fees, including: e-escrow; e-arbitration; Business-to-Business Market; Virtual Employee Directory; Virtual Services Directory; Telecom Services; Information and Education Services; Collections; Concierge; matching buyers and sellers through request for proposals/quotation services; and direct sales of merchandise such as computers, office supplies, books, Audible files and software through our Marketing Partners. Members will have the ability to track their transactions, organize them by project and receive detailed reports. Once set up as a client company, a business owner can control the access and spending limits of their employees as well as receive e-mail reports of all employee transactions.

         All transactions are with the BusinessMall. If a member makes a purchase from a BusinessMall partner site, the partner ships the product directly to the member, but charges the sale to the BusinessMall. The member pays the BusinessMall and the BusinessMall pays the partner. The member pays nothing for this service; the price of the product or service is the same through the BusinessMall as if it were purchased directly from the partner site.

THE MALL

         The purpose of the virtual mall is to provide informative content that will educate clients as well as market products and services. Businesses will be able to purchase office products and equipment, discounted media time, quote business insurance, access free real time stock quotes and financial services, design personal portal sites for their business, access a business focused search engine, and a whole lot more.

         There will be three distinct sections to BusinessMall.Com: The BusinessMall, BusinessMall Resources and BusinessMall Exchange.

         Through the "Business Mall", businesses will have access to purchase a wide variety of office products and services through either Company owned on-line stores or approved BusinessMall partners. Businesses will have access to over 200,000 computer and office related products. It is anticipated that additional services will include virtual services provided by CorpHQ upon the acquisition of this company, discount telecommunications services and employment services, to name a few.

         All financial transactions are performed through the BusinessMall; a member's credit card information never leaves the BusinessMall whether the purchase is from the BusinessMall or one of its partners.

         In the "Business Mall Resources", members will have access to valuable information to assist them in running their business more efficiently. An extensive selection of BusinessMall Tutorials will be available for members to learn how to best make use of the BusinessMall and its multitude of business services. Members will also have access to personal financial tools. Data available in the resources section will include free "streaming" real time stock quotes, newspaper and periodical archives and educational materials.

         The last component of BusinessMall is "Business Mall Exchange". The BusinessMall Exchange is a place for buyers to meet sellers in a unique secure atmosphere to do business. All buyers and sellers will be required to enter into agreements with our e-escrow and e-arbitration services. These agreements allow BusinessMall to collect all of the funds for products and services sold on the exchange and only release the funds to the selling parties when the buyers are satisfied with the product or service. This creates a safe and secure environment for buyers.

e-escrow:

         The National Consumers League 3-year-old Internet Fraud Watch cited on-line auctions as the most popular and fastest growing segment of Internet fraud, judging by the complaints that it received. Auctions accounted for 68% of the complaints received in 1998, up 24% from 1997.

         BusinessMall e-escrow attempts to solve this problem by acting as an agent for both buyer and seller. Each enters into a membership agreement with BusinessMall that empowers BusinessMall to act as a broker between them. The money for the transaction is paid directly to BusinessMall where it is held until both parties agree to the satisfactory completion of their transaction. All correspondence is done through updated forms on the BusinessMall site and through machine generated e-mail. Disputes between the parties are settled with e-arbitration discussed next.

         BusinessMall's e-escrow will be the engine that drives the BusinessMall "B-to-B Market". The "Virtual Employee Directory" and "Virtual Services Directory" will also benefit from the safety net of e-escrow allowing businesses to hire employees and contract for services from people that they will never meet. BusinessMall e-escrow creates a safe haven for business-to-business transactions on the Internet.

         BusinessMall e-escrow will accept Master Card, Visa, American Express, Novus/Discover, Diners Club, and Carte Blanche via a Secure Socket Layer (SSL) connection to our server. Credit Card payments can be faxed in after completing the on-line form. Buyers may also be able to pay by Cashiers Check, Money Order, Personal Check or Business Check made out to BusinessMall e-escrow, and through Bank/Wire Transfer. Bank Fees incurred by BusinessMall e-escrow for Bank/Wire transfers will be charged to the appropriate party requesting such an option.

e-arbitration:

         BusinessMall e-arbitration provides a solution to on-line business disputes. BusinessMall will provide real judges and lawyers to settle disputes on-line. The charge for e-arbitration is 10% with a minimum of *$35.00 (*this amount is arbitrary and subject to change) of which a percentage is paid to the arbitrator. The disputed funds remain on deposit in the BusinessMall e-escrow account for the duration of the arbitration, which should be limited to two weeks.

Computer Store:

         IMS Corp., (Information Management Systems) is under contract to build, implement and operate our on-line computer store. IMS runs the whole back end from procurement to fulfillment for Comp USA stores as well as the on-line stores for as many as ten on-line retailers. They maintain direct API connections to both Tech Data and Ingrahm Micro two of the nations largest microcomputer distributors.

         BusinessMall is presently concluding contract negotiations with Tech Data to provide our private label fulfillment of over 200,000 computer and related products. The dynamic API with IMS will give our members the benefit of real time inventory confirmation and ordering.

Business-to-Business Market:

         BusinessMall "B-to-B Market" will be a classified based market place with the ability to make a best offer rather than an auction. Customers will be able to purchase a used piece of equipment or appliance with the comfort of knowing that their money will not be released until they have received the item and are completely satisfied with it.

         The Business-to-Business Market software module will be built with XML in order to facilitate the most accurate searches. The Market will be search driven with various categories for browsing. This search module will be closely tied to our customer relationship management software, which should be able to display a customized list of classified offerings based on a member's purchasing and business profile. The level of business conducted on the BusinessMall by the posting member will determine the hierarchy of the search results. Vertical enterprises will be given their own custom front pages with their industry specific categories. Commercial retailers just looking for a free place to offer their inventory will not be allowed. There will be no charge to list items for sale, but all sales must be settled with BusinessMall e-escrow.

Virtual Employee Directory:

         Presently, there already exists a community of professionals that offer their services virtually over the Internet as both full and part time employees. Executive Assistants, Secretaries, Bookkeepers, Copywriters, Designers, and Programmers are all currently available over the Internet. We are attempting to centralize as many of theses people as possible in the BusinessMall Directory of Virtual Employees. We will provide each a free listing and space for their resume. Members can search the directory by various skill categories or broadcast a targeted RFP (request for proposal). Once an agreement is reached between the member and the virtual employee, they will use BusinessMall e-escrow to insure a safe transaction.

         Small and mid-sized companies can add employees without the added burden of real estate. Employees retained either hourly or on a fee per project basis can enjoy the freedom of working from their homes.

Virtual Services Directory:

         As with virtual employees, there are also established companies that can provide their services virtually. This directory will work essentially the same as the Virtual Employee Directory only its listings will contain companies rather than individuals. All transactions will also be through BusinessMall e-escrow.

Virtual Office:

         Through our intended acquisition of CorpHQ, BusinessMall will be able to offer our members virtual office space as well as a host of virtual services managed by CorpHQ.

         CorpHQ operates as a "Virtual Corporation," employing a core management team and transacting business exclusively through the use of outside businesses. These businesses, known as "Members" provide detailed registration information to CorpHQ in order to participate in its operations. Each CorpHQ Member is able to purchase products and services from CorpHQ; provide its product or service to be marketed by CorpHQ; and market the products and services of other Members, to its own clientele. CorpHQ aggregates the capabilities of its Members, creating a large and varied product line. The Company manages the production and delivery of these products to its customers, using a proprietary business process and online management system.

         CorpHQ is responsible for all management and financial aspects of each transaction. CorpHQ's virtual organization and business process allow its customers to enjoy the flexibility, efficiency and innovation of multiple entrepreneurial relationships, with the consistency and quality inherent in a single, major-vendor relationship. The Company's method of operation has been widely accepted by large and small organizations alike in the Southern California area, and provides numerous competitive advantages at the point-of-sale.

Telecom Services:

Telecom service will be provided by our parent company Progressive Telecommunications.

-        Discount long distance

-        Opus(TM) Virtual Assistant

-        High tech phone systems

- Virtual call routing to route callers anywhere by using their voice commands

-        Calling cards

-        Conference calling

     These services will be provided transparently through a dynamic link with the www.Progressive.Net Website. Third party commissions should be paid to BusinessMall.

Streaming Real-Time Stock Quotes:

         Management believes BusinessMall will be the first portal that will offer free streaming real-time stock quotes charts and graphs for all NYSE and NASDAQ listed securities. While many web sites offer real time stock quotes, they do not provide streaming quotes. By updating the last sale, bid and ask on an ongoing basis, we are able to offer a more reliable source for receiving market data. Our customers will not have to keep hitting the refresh button to get an updated quote, which should allow us to become a popular tool for the growing number of people that watch the stock market on a daily basis.

         Members will be able to access the real time quotes upon receiving a username and password. Members will be required to fill out an online application giving us their personal information and verifying that they are non-professionals before receiving their username and password.

         The first phase for the streaming quotes, launching in the first quarter of 2000, will include the following information for any security listed on the NYSE or NASDAQ:

         Last Trade, Change from previous trade, Daily Volume, the day's high and low trades, the current bid and ask, the opening price, the previous closing price, the size of the last trade and the 52 week range.

         The second phase for BusinessMall's streaming quotes will allow individuals to create and monitor a portfolio of up to 20 securities. The portfolio will be customizable to the individual and include as many of the fields as the individual wishes to monitor all dynamically updating. Additional information available in the portfolio will be a position monitor that will show the member their profit and or loss in any open position.

         The major cost for providing the service to the members is the fees that are to be paid to the stock exchanges. BusinessMall is currently negotiating with several on-line brokerage firms to assist us with paying the exchange fees in exchange for a license to be the exclusive on-line broker for BusinessMall.Com.

Partners:

         The first generation of sharable services were rooted in "affiliate programs," and involved placing a link that could eventually lead to a transaction at the affiliates Website with a commission code pointing back to the originator. BusinessMall is a next generation service. When our members click on a partnered service, that service is provided within an integrated co-branded window and our members never leave the BusinessMall Website. The partners' server provides the content but the transactions are completed on the BusinessMall.

         All revenues for partner provided services will be billed by the BusinessMall with payments made to the partners by us after we deduct our percentage. All partners will be required to include links to the BusinessMall on their Websites. Marketing partners will be required to incorporate BusinessMall into their advertising.

         What BusinessMall offers its partners is a business-to-business "hub" of electronic market activity. The BusinessMall "hub" will redirect our partners on-line business services to available e-businesses that match their requirements.

         BusinessMall.Com will seek out partnerships in the following areas:

Credit Services

         Although BusinessMall's "Collection Services" will ultimately include a number of local and national collection solutions, BusinessMall is seeking a partnership with National Credit Service (NCS) allowing us to offer a national product immediately. NCS is an Accounts Receivable Management firm, with over 11,000 companies, institutions, and medical practices as clients. NCS offers a collection system that increases recovery rates, lowers collection costs, and improves cash flow.

         NCS charges a fee of $20 or less per account instead of a percentage of the money collected. Also, debtors send all delinquent money directly to the client, not to NCS. NCS' unique flat-rate system enables members to recover up to twice as much money as compared with percentage-based agencies. This is mainly due to the flat fee charge per account regardless of the balance outstanding or how old the claim is. The fixed fee structure permits NCS members to turn over accounts at a significantly earlier aging period that substantially increases recovered dollars.

         All recovered money is sent directly from the delinquent customer to our member. Members supply only the debtor's name, address and balances due either online through the BusinessMall or through NCS Claim Forms. No cumbersome copies or backups are required. NCS also provides members with monthly progress reports on all active accounts.

         If members wish, NCS will report persistent debtors to Experian (formerly TRW), Transunion, and Equifax credit bureaus. The debtors will be given ample warning prior to reporting. There is no extra fee charged for this additional service.

Press Release Services

         BusinessMall is seeking a partnership with BusinessWire.Com to offer press releases as well as a variety of targeted press related services. By using BusinessMall "Press Services" any business can send a targeted press release to over 5,400 media organizations around the world.

         The Internet provides every business professional an unparalleled opportunity to communicate with every conceivable target market in any geographic location worldwide. Business wire is the only news wire to post every news release to the Internet for fast, easy and free access. News releases will also be posted to other strategic sites, including YAHOO, AOL, PointCast, nasdaq.com and Wall Street Journal Interactive.

         Prices for this service start at $75 for most statewide releases and goes up to $525 for U.S. national release. Prices vary for international releases that includes translation.

         BusinessMall through agreements with online virtual copywriters will provide a sister service offering to write press releases for our membership. Media professionals are very selective about which press releases they will publish. If a release is not well written and in the correct press release format, it will likely end up in the trash. BusinessMall can create a press release for our members that will help them capture the attention of the media.

         Using information provided by our members, our virtual copywriters would craft a well-written press release that will convey the message in a newsworthy context. A draft of the release will then be sent to the member for approval. If there are changes, the release will be revised to reflect the member's input. Once the member is satisfied, the release can then be forwarded to our "send a press release service" for targeted distribution.

         The price of this "write a press release service" is $149.00, of which a percentage will be used to pay the on-line virtual copywriter.

Tutorial Services

         Through a partnership with Learning University, BusinessMall will offer the latest on-line multimedia training services. Learning University's on-line multimedia tutorials deliver continuous learning directly to the desktop for a fraction of the cost of traditional training methods. This service will help our members inexpensively train both themselves and their workforce in many popular business software applications. Over 150 interactive, multimedia tutorials with audio and video are available for immediate access via the Internet, in a wide selection of popular categories, including desktop computing, Microsoft products, networking and programming.

         By providing these courses to their employees on-line, our members can save up to 90% over purchasing CD-ROMs and traditional training methods. Our customers only pay for training content; hosting, maintenance and administration of the courses are all included. Volume discounts are also available.

         Members are free to view a tutorial once or several times over the course of a subscription. They can always test drive a demo or view the course outline before ordering.

Once a course is ordered and paid for, it is available for training 24 hours a day, seven days a week.

Recorded Content

         Through a partnership with Audible, Inc., BusinessMall will be able to provide its members with the Internet's largest and most diverse collection of premium spoken-audio content for playback on personal computers and mobile devices. Audible's content partners include more than 100 leading audio book publishers, broadcasters, magazine and newspaper publishers, business information providers, and educational and cultural institutions. BusinessMall members can browse, sample, purchase, subscribe to, schedule and download more than 17,000 hours of audio content.

         Audible's content will play on any hand held or palm device running Windows CE, Diamond Rio mobile MP3 player and any PC through a free RealPlayer or AudiblePlayer. The Audible format is very compact and delivers an hour of clear spoken audio for every 2 Megs of available memory.

         Programs include a broad array of business programming, including management and industry specific audio journals, newsletters, audiobooks, news programs, conference proceedings and lectures as well as essential investment advice and commentary.

         Audible, Inc.'s partners consist of more than 100 leading audiobook publishers, broadcasters, magazine and newspaper publishers, business information providers, and educational and cultural institutions. Partners include The Wall Street Journal, The New York Times, Harvard Business School Publishing, The Economist magazine, Worth magazine, Nightly Business Report, DemoLetter, Gartner Group, Technologic Partners, Harper Audio/Caedmon, Random House AudioBooks, Bantam Audio, Time Warner AudioBooks, Simon & Schuster Audio, Books on Tape, Penguin Audiobooks, Recorded Books, Dove Audio, Stanford University, and public radio programs such as Sound Money, Fresh Air, Car Talk, Marketplace, and Garrison Keillor's monologues from A Prairie Home Companion.

         Pricing varies with content though Audible offers notable savings on all programs; audiobooks, for instance, are priced up to 60% less than cassette versions.

On-Line Back-Up

         BusinessMall is seeking a partnership with Safeguard Interactive to provide our members on-line backup capabilities to securely store their computer data in case of fire, theft, or computer disk crashes. BusinessMall "Backup Services" allows members to backup any or all of the files on their computer hard drive to Safeguard's secure servers. Thus protecting their data from fire, theft, or disk crashes.

         Members can schedule the backups to automatically start at any time that is convenient (e.g., in the middle of the night). Safeguard BACKUP selects the files the member has chosen to backup, encrypts them using a pre-selected password, compresses them and then dials the connection to Safeguard Interactive through a standard Internet connection.

         The price of this service is $9.95/month or $99.95/year. Members can try the service free for the first 30 days.

REGULATORY ENVIRONMENT

         Certain components of our data and telephony products and services are regulated as telecommunications services and are subject to federal, state, and local regulation.

         Federal Regulation. Progressive, like all carriers providing interstate or international service, must comply with the Communications Act of 1934, and the regulations of the Federal Communications Commission. The Communications Act of 1934 was comprehensively amended by the Telecommunications Act of 1996, which assist them in competing in the telecommunications market, particularly in the sale of local telephone service.

         The FCC classifies competitive carriers like us as non-dominant, which means that we are not subject to the onerous regulations imposed on dominant carriers possessing market power. As a non-dominant carrier, we are subject to only minimal FCC regulation of our sale of data products. Likewise, we are subject to only minimal FCC regulation over our sale of enhanced services or information services. However, the FCC regulates what products may be connected to the public switched telephone network, and those products we install must meet the FCC's standards.

         Our voice services are more extensively regulated. Although we provide local and long-distance telecommunications services through resale of services purchased from, or as an agent on behalf of, other carriers, we are still subject to various regulations. We must file tariffs with the FCC where we resell regulated interstate phone service, and, in most cases, must file tariffs with state public utility commissions where we resell intrastate phone service.

         Website Hosting. We provide website hosting for our customers. The FCC does not regulate website hosting, although the transmission of data through the Internet is within the jurisdiction of the FCC. We cannot predict what effect any new regulations would have on this portion of our business. Potential negative impacts could include the increased costs to comply with any regulations which are imposed and delays in getting new products and services to market.

         State Regulation. Some of our resold local and long-distance services are classified as intrastate and therefore subject to state regulation. In most states in which we do business, we are required to obtain a certificate of public convenience and necessity and operating authority for the sale of local phone services. In addition, we are often required to file tariffs setting forth the terms, conditions, and prices for services which are classified as intrastate.

         Our Regulatory Status. We are authorized by the FCC to provide resold international services. We also have tariffs on file with the FCC for interstate interexchange carrier services. In addition to these federal authorizations, we are authorized to provide intrastate interexchange services in 45 states.

COMPETITION

         The telecommunications industry is highly competitive. We expect that we will face substantial and growing competition from a number of providers of data networking, data transport, and telephony services. Although we do not believe that a significant number of other companies are providing Enterprise Network Services solutions or a comparable range of integrated data networking, data transport, and telephony outsourcing services to small and medium-sized businesses, we do face intense competition in each of our individual product and service offerings. Our competitors include incumbent local exchange carriers (including the regional bell operating companies ("RBOCs" and GTE), traditional and wireless competitive local exchange carriers, long distance carriers (such as AT&T and MCI WorldCom), and data integrators and providers of network services and customer premises equipment (such as Williams Telecommunications, Inter-Tel and Claricom).

         With respect to any individual product or service we offer, we do not necessarily enjoy any particular competitive advantage over other industry participants. Indeed, some of these competitors or potential competitors are or will be able to bundle the same types of product and service components offered by us. In particular, any telecommunications carrier that offers both local and long-distance telecommunications services, including any incumbent local exchange carrier permitted to offer in-region long-distance services, will be able to offer these services as a single-source provider to customers. Because we have no present intention of owning fiber optic cable or last mile connections, some of our competitors will have a lower cost than we do for long distance or local services.

         The RBOCs are also moving more aggressively into data transport. They have filed petitions seeking to have the FCC deregulate immediately the provision of packet-switched transport services. Although the FCC denied these petitions, the FCC has proposed permitting incumbent local exchange carriers to offer interLATA (local access and transport area) data services through a separate affiliate. Moreover, Bell Atlantic has petitioned to be allowed to provide interLATA data transport services in West Virginia; SBC Communications and Bell Atlantic have announced that they intend to provide more data networking services to commercial customers; and a number of RBOCs have begun offering digital subscriber line services.

         A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors with resources far greater than ours. These business combinations include the merger of AT&T and Tele-Communications, Inc. ("TCI"), which will allow the resulting entity to bundle products from each of these companies. The AT&T-TCI merger follows AT&T's successful acquisition of Teleport Communications Group, a large competitive local exchange carrier. In addition, several of the largest local phone companies have proposed to merge, including Bell Atlantic with GTE and SBC Communications with Ameritech.

         Technological developments may allow other companies to provide a single-source solution in competition with our product offerings. For example, Sprint has announced its development of an "Integrated-On-Demand Network" which if viable will allow customers to simultaneously use the Internet, telephone, and fax machine through use of the same phone line. Hardware manufacturers are also designing multi-function switching platforms similar to our E-

POP(TM), possibly allowing other start up providers to use a similar lower-cost architecture. We would also, however, intend to take advantage of these developments in technology.

         To the extent that competitors begin bundling components of the Enterprise Network Services (including data networking and the provision of customer premises equipment) into their own product offerings, we will face additional competition as a single-source provider of services. Most of our existing and potential competitors have financial and other resources far greater than ours, have long-standing relationships with their customers, and have greater name recognition than we do.

         There are several companies who provide directory services over the Internet. The following is a representative list of other providers with the same or similar services:

         AnyWho Directories allows you to search for numbers of individuals, businesses, and government offices. It also has the added feature of reverse search, where you enter a phone number and receive a name.

         At Hand Network Yellow Pages allows you to search by business name, type, and city for quick results, or browse any of the categories to what you are looking for, including Airlines Apartments, Attorneys, Banks, and Restaurants.

         Big Yellow helps you find the businesses and services you are looking for on the Web, by type in a geographic location, a category, or a company name. Big Yellow also has other resources, such as their Legal Directory and shopping links.

         Bizee.com contains information about thousands of businesses in several areas, or use their extensive category list to browse. These lists are broken down into Industry Portals, Government Portals, and Resource Portals.

         Search-it-all allows you locate a long-lost relative, check movie listings, and look for a job. Search-It-All has gathered a grab-bag of links to some of the reference sites on the Web. It is a useful tool with multiple reference tasks for time-constrained people.

EMPLOYEES

         The Company, as of December 15, 1999, has 63 full time employees. Of these employees four were executives, three operation managers, two in accounting, 20 sales and marketing, 13 in technical support and 21 in office administration. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2.   PROPERTIES

         We lease sales and support facilities in several locations. Our principal corporate and support facilities are also leased, and are located as follows:

         Location                             Size (sq. ft.)             Lease Expiration          Annual Rent
         --------                             -------------              ----------------          -----------
         Clearwater, Florida                     4,927                       12/31/02              $  78,832
         Clearwater, Florida                    52,000                       10/31/02              $ 292,110
         Cape Coral, Florida                     2,758                        7/31/00              $  20,352
         Pacific, Missouri                       1,200                        1/31/00              $   5,400
         Kansas City, Missouri                   1,700                        3/31/01              $  18,000

ITEM 3.   LEGAL PROCEEDINGS

         We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to written consent of a majority of the Company's shareholders, the Company amended its Certificate of Incorporation so as:

-        to increase its authorized shares of common stock from 15,000,000 to
         50,000,000

-        to authorize a 1 for 5 reverse stock split;

-        to change the Company's name to Progressive Telecommunications
         Corporation; and

-        to reduce the par value of the Company's common stock from $.04 to
         $.001

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is traded over-the-counter on the OTC-Bulletin Board under the symbol "PTCI". Prior to August 4, 1999 the Company symbol was "MQUE".

         The following table sets forth the range of high and low bid quotations for the Company's Common Stock for the periods indicated as reported by the OTC bulletin Board. The Company's common stock was reverse split 1 for 5 effective August 4, 1999 and such change is reflected in the table below.

                  Fiscal 1999                        High              Low
                  -----------                        ----              ---
                  First Quarter                      $1.25             $1.09
                  Second Quarter                     $1.09             $ .94
                  Third Quarter                      $6.25             $ .94
                  Fourth Quarter                     $5.63             $3.91

                  Fiscal 1998                        High              Low
                  -----------                        ----              ---
                  First Quarter                      $2.20             $.95
                  Second Quarter                     $2.20             $.50
                  Third Quarter                      $1.50             $.50
                  Fourth Quarter                     $1.00             $.75

         The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

         As of January 10, 2000, the Company had approximately 750 holders of record of its common stock.

         The Company has not paid any dividends since its inception and presently anticipates that all earnings will be retained.

         In order to consummate the acquisitions of the minority interests of Progressive-Florida and CCC Communications, the Company will tender an aggregate of approximately 2,035,000 shares to the minority shareholders of both companies. These shares will be offered to the respective minority shareholders upon the effectiveness of a registration statement registering these shares.

         In connection with the acquisition of CCC Communications there were 705,000 warrants to purchase CCC Communications common stock at prices ranging from $.67 to $1.80 per share, expiring from July 2000 to February 2001. The issuances underlying these warrants have been assumed by the Company, however, based on the exchange formulas as part of the Securities Exchange Agreement between the Company and Progressive-Florida and the Merger Agreement between Progressive-Florida and CCC Communications, the number of warrants equals an aggregate of 124,720 with exercise prices ranging from $3.79 to $10.17 per share.

RECENT SALES OF UNREGISTERED SECURITIES

         In August 1999 the Company issued an aggregate of 6,663,513 to the shareholders of Progressive-Florida in connection with the acquisition of that Company. the issuance was a non-public offering exempt from registration pursuant to Section 4(2) of the Act.

         On August 27, 1999 the Company issued 250,000 shares to the partners of Sommer & Schneider LLP. This transaction was a settlement of outstanding legal fees, new retainer and other consideration. The issuance was a non-public offering exempt from registration pursuant to Section 4(2) of the Act.

         On August 27, 1999 the Company issued 241,300 shares to Mr. Harold Brown, the former Chairman and President. The shares were issued upon the conversion of outstanding convertible debentures owned by Mr. Brown.

         On August 27, 1999 the Company issued 8,600 to a financial consultant. The issuance was a non-public offering exempt from registration pursuant to
Section 4(2) of the Act.

         From August 27, 1999 through November 4, 1999 the Company sold an aggregate of 363,400 shares to 35 accredited investors for an aggregate offering price of $908,500 or $2.50 per share. The offering was made pursuant to Section 4(2) and Rule 506 of Regulation D of the Act.

         On January 10, 2000 the Company sold an aggregate of 338,470 units each consisting of one share of common stock and one warrant. The offering price was $2.50 per unit and the Company received an aggregate of $846,175. Each warrant entitles the holder to purchase a share of the Company's common stock at the rate of $2.50 per share. The Warrants expire on December 31, 2000. The units were sold to 32 accredited investors in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act.

         On January 7, 2000 the Company commenced a private placement offering consisting of a 9% Convertible Debenture due December 1, 2001 (the "Debentures") and warrants. For each $50,000 invested, the purchaser will receive 33,333 warrants. The Debenture allows the investor to convert into common stock at the rate of $1.50 per share. The warrants are exercisable at the rate of $1.50 per share and expire December 31, 2002. The units are being sold solely to accredited investors. To date, the Company has received an aggregate of $682,500 principal amount of the Debentures and issued 455,000 warrants to eight investors. These securities are being sold in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act.

         On December 13, 1999 the Company issued 50,000 shares to HCS Financial pursuant to a financial consulting agreement. The issuance was a non-public offering exempt from registration pursuant to Section 4(2) of the Act.

Item 6. Selected Financial Data

         The following selected consolidated financial data as of and for each of the period ended September 30, 1999 and years ended August 31, 1998 and 1997 have been derived from the audited consolidated Financial Statements of the Company. Since, as a result of the July 30, 1999 merger, the former stockholders of Progressive Telecommunications Corporation acquired a controlling interest in Marquee Entertainment, Inc., the acquisition has been accounted for as a "reverse acquisition". Accordingly, for financial statement presentation purposes, Progressive Telecommunications Corporation was, for periods prior to July 30, 1999, viewed as the continuing entity and the related business combination was viewed as a recapitalization of Progressive Telecommunications Corporation, rather than an acquisition by Marquee Entertainment, Inc. The financial data presented below, for accounting purposes, reflects the relevant Statement of Operations data and Balance Sheet of Progressive Telecommunications Corporation for periods before the merger on July 30, 1999 and reflect the consolidated results of Progressive Telecommunications Corporation and its subsidiaries, Marquee Entertainment, Inc. after the merger. The following data should be read in conjunction with the Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                        September 30,                August 31,

                                                             ------------------------------
                                             1999               1998               1997


Statement of Operations Data:
Revenues                                  $ 4,541,768        $   184,499        $    26,918
Cost of services                            3,614,779             87,331              5,465
Operating expenses                          5,950,489          1,355,532            209,682
                                          -----------        -----------        -----------


Operating (loss) (1)                       (5,023,500)        (1,258,364)          (188,229)
Operating (loss) per common share               (0.61)             (0.18)             (0.03)
Other income (expense)                       (138,981)           (29,459)                --
                                          -----------        -----------        -----------

Net loss                                  $(5,162,481)       $(1,287,823)       $  (188,229)
                                          ===========        ===========        ===========
Net loss per common
  share-basic and diluted(2)              $     (0.63)       $     (0.18)       $     (0.03)
Weighted average shares outstanding         8,177,529          7,175,837          7,175,837
                                          ===========        ===========        ===========

Balance Sheet data:

Goodwill                                  $ 4,348,039        $        --
                                          -----------        -----------
Total assets                              $ 6,382,144        $   364,752
                                          ===========        ===========
Long-term liabilities,
  net of current maturities               $   207,334        $        --
Obligations under capital lease,
  net of current maturities                    56,886             28,774
                                          -----------        -----------


Stockholders' equity                      $ 1,915,915        $  (669,442)
                                          ===========        ===========


--------------
(1) The loss from operations of $5,162,481 incurred during the period ended September 30, 1999 is primarily attributable to stock issued for services of $2,214,880 and is included in operating expenses.

(2) Diluted net loss per share does not reflect the inclusion of common share equivalents which would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This annual report on Form 10-K contains both historical and forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Progressive to be different from any future results, performance and achievements expressed or implied by these statements. You should review carefully all information, including the financial statements and the notes to the financial statements included in this annual report on Form 10-K. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this registration statement:

         - the timing, impact and other uncertainties related to pending and future acquisitions by Progressive;

         -        the impact of new technologies;

         - changes in laws or rules or regulations of a governmental agency, including the Federal Communications Commission;

         - changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations; and

         - interest rate fluctuations and other capital market conditions.

         These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this report. Other unknown or unpredictable factors also could have material adverse effects on the future results of Progressive. The forward-looking statements in this report are made only as of the date of this report and, under Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, Progressive does not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. Progressive cannot assure you that projected results will be achieved.

OVERVIEW

         Progressive is a holding company for its technologically related subsidiaries. Progressive's mission is to become a leading consolidator of the emerging high technology industries through an aggressive acquisition strategy. Reductions in operating costs are expected to be achieved through the integration of the operations and systems of acquired businesses, including centralization of billing, customer support services, marketing and advertising. Revenues are expected to increase by making available to customers fully integrated advanced telecommunications management enhanced software and related e-commerce products and services.

         The consolidated financial statements, as of September 30, 1999, include the accounts of the Progressive and its subsidiaries: CCC Communications Corporation and OPUS(TM) Assistant

Inc., CCC Communications Corporation's subsidiaries include StormTel and Eclectic Enterprises Inc.

BUSINESS PLAN

ACQUIRING AND CONSOLIDATING INDEPENDENT TELECOMMUNICATIONS, COMMUNICATIONS MANAGEMENT AND RELATED E-COMMERCE PRODUCTS AND SERVICES BUSINESSES.

         We expect to acquire businesses that will enable us to provide a comprehensive range of telecommunications, communications management and related e-commerce products and services. Although we expect most businesses will be profitable, the implementation of new services will require substantial expenditures for software research and development, hardware infrastructure for e-commerce solutions and telecommunications equipment in the field. This generally will result in negative cash flow for at least the first year of operations for each acquisition.

STANDARDIZING AND CENTRALIZING OPERATIONS TO CAPTURE EFFICIENCIES OF SCALE.

LOCAL PRESENCE. Progressive will attempt to retain key employees of acquired companies to ensure a smooth transition and maintain local institutional knowledge. This will be important, as the local operating units will be required to maintain local presence as the Company develops a national brand. We believe that consolidation efforts by national telecommunications service providers have been seriously flawed by a lack of sensitivity to the essentially local nature of the telecommunications business. This has resulted in a sharp increase in lost customers and a subsequent loss of revenue. Our integration and consolidation efforts will be structured to retain the perception by our customers that their telecommunications services company is a local business providing superior service to that of our national competition.

INTEGRATION TEAMS. To help integrate operations the company will establish integration teams. Each integration team will consist of skilled technical and marketing personnel. The integration team will have the responsibility to help with the overall centralization, standardization, and eventual branding of the local company as a part of the Company's network. Additionally the Company's accounting staff will work with the integration team to centralize the accounting and billing systems promptly upon closing of the acquisition. Upon completion of the initial integration process, the operating units will begin executing the marketing and branding programs established by the company to expand its customer base and improve its customer retention.

CONSOLIDATION OF FUNCTIONS. The two major expenses are administrative (primarily personnel) and technical (including technical support for hardware and e-commerce and telecommunications specialist). These factors interact with administrative elements including accounting, system administration, web hosting and design, telephone and technical support. To the extent these common elements are consolidated and standardized, significant savings will be recognized.

         - ACCOUNTING: A high priority for the company is the installation of a common accounting platform. Management currently is evaluating accounting and billing platforms. The selected platform will be flexible enough to include on one bill all products and services we may choose to offer in the future and be scalable to include any number of customers.

         - TECHNICAL SUPPORT: The Company plans to maintain regional telephone technical support centers to handle all consumer problems, service inquiries and new customers. Such centers will reduce the need for support staff at each location and improve service.

         - WEB DESIGN AND STORAGE: It is our goal to maintain all ISP web design, maintenance and hosting on an outside ASP. Such a strategy should eliminate the need for programmers within the company.

         - SYSTEMS ADMINISTRATION: Consolidation of telecommunications is a challenging goal because of the number of factors that must be considered for each acquisition. Prior to acquisition, each ISP maintains its own modem banks, LAN, and routing to the Internet. Platforms range from UNIX to NT to others. In addition, each ISP may have its own upstream as well as an LEC. The company will use care and caution so that the quality of service is not jeopardized while consolidation is implemented.

IMMEDIATELY BUNDLING VIDEO, VOICE, AND DATA PRODUCTS AND SERVICES.
Increasingly, businesses and consumers are drawn to ISPs that can meet all of their telecommunications needs. Bundling services provides the ability to become a "one stop shop" for all customers' needs. We expect bundling to assist us in retaining existing customers and attracting additional customers.

DEVELOPING AND OFFERING VALUE-ADDED PRODUCTS AND SERVICES. In some segments of our business, the ability to offer value-added products and services provides a tremendous competitive advantage. By delivering value-added services, the Company will attract and retain customers.

UNIFIED BRANDING. We intend to use the same brand name in marketing our products and services. Unified branding should solidify our customer base, ensure customer loyalty, help us to gain market share and enable us to benefit from the efficiencies of centralization. In addition, it should enhance our market visibility and perception. Branding also should enhance our ability to sell additional products and services. In addition, past industry experience indicates that unified branding should significantly reduce customer churn.

         The ability of Progressive to remain in business and implement its business plan depends upon a variety of factors, primarily financing and the ability to attract and retain employees having the necessary skills. Funding operations and acquisitions has been and is expected to continue to be the major impediment to implement its business plan. We need capital to sustain operations and to consummate acquisitions. Management can give no assurance that the company's capital requirements can be satisfied at all or on reasonable terms.

COMBINED RESULTS OF OPERATIONS

REVENUES. Progressive and its subsidiaries have historically derived their revenues from domestic and international telecommunications services primarily through StormTel Inc, one of its subsidiaries. The Company's long distance revenues as services are provided and billed to subscribers, the terms of which are specific to each customer agreement.

COSTS. Our direct costs of sales consist primarily of the costs of direct labor program, network costs and agent commissions.

         Selling expenses consist primarily of advertising and marketing expenses, expenses for participation in trade shows, and consulting expenses.

         Operating expenses consist primarily of the salaries and benefits of our employees, temporary labor, depreciation and amortization, accounting and legal fees and other operational expenses including but not limited to utilities, insurance, supplies and other.

         We expect general, administrative and other costs to increase to support our growth, particularly as we establish a network operations center, telemarketing center and implement common billing and financial reporting systems in the near term. Over time, we expect these relatively fixed expenses to decrease as a percentage of revenues. Additionally as a result of consolidation of the traditional back office activities such as help desk, technical support, and centralized billing we anticipate the reduction of labor costs for our acquisitions. However, we will incur substantial costs and expenses in connection with our integration and consolidation efforts, including salaries, travel, software and equipment.

         Amortization expense primarily relates, to the amortization of goodwill acquired in business acquisitions. We expect amortization expense to increase as additional acquisitions are closed and to vary according to the purchase price and tangible assets involved in the acquisition. Our policy is to amortize the portion of the acquisition purchase price attributable to goodwill and other intangible assets over three to five years. This amortization will reduce income. Therefore, as we expand our subscriber base through acquisitions, we will experience increasing amortization expense.

         Depreciation primarily relates to our technology and office equipment and is provided over the estimated useful lives of the assets ranging from five to ten years using the straight-line method. We expect depreciation expense to increase as we grow through acquisitions.

         Operating results in the future may fluctuate significantly depending upon a variety of factors, including capital costs and costs associated with the introduction of new products and services. Additional factors that may cause operating results to vary include:

         -        the pricing and mix of services provided;

         -        customer acquisition and retention rates;

         - changes in pricing policies and product offerings by competitors;

         -        demand for Internet access services;

         - general telecommunications services, performance and availability.

DISCUSSION OF THE OPERATIONS OF PROGRESSIVE

         The Company has engaged independent legal counsel to prepare standard form documents and due diligence procedures. Such legal counsel also conducts the legal (as opposed to financial and operational) due diligence, assists in the negotiation of, and prepares, definitive agreements, and prepares closing documents. To facilitate the acquisition process, the Company generally agrees to pay the cost of obtaining audit reports and opinions for target companies. Such audits are performed by the Company's independent certified public accountants.

         Between September 1999 and January 2000 the Company entered into a letter of intent for the acquisition of one company, CorpHQ, Inc.

         If justified by the volume of acquisitions and subject to the availability of capital, the Company plans to expand its legal and accounting departments to reduce the substantial expense for outside attorneys and auditors. As the company grows, its need for audited financial statements of acquired businesses may, in many cases, be deferred to a point in time subsequent to closing of the acquisition. In addition, the company will proceed with two types of acquisitions. One will be smaller companies which may not require audited financial statements. These companies will be offered standard acquisition terms with little or no negotiation. Management believes such acquisitions will be possible at substantially reduced costs. The other type of acquisition will be the larger and/or more complex companies where specialized documents and procedures may be required. This type of transaction will continue to be largely handled by the outside attorneys and auditors.

         On July 30, 1999, the Company elected to change the date of its fiscal year-end from August 31 to September 30. Thus, a thirteenth-month transition period followed the end of the 1998 fiscal year. The addition of the one-month period for Progressive was considered to be immaterial therefore, there is no requirement to present the one-month period separately in the consolidated financial statements.

         For the period ended September 30, 1999, the Company had revenues of $4,541,768. For the year ended August 31, 1998 and 1997, the Company had revenues of $184,499 and $26,918 respectively. The Company attributes the increase of its revenues in 1999 primarily to the acquisition of StormTel, Inc as part of the CCC Communications acquisition. 1998 and 1997 revenues were derived from long distance services from Progressive.

         Cost of sales was $3,614,779, $87,331 and $5,465 for the period ended September 30, 1999 and for the years ended August 31, 1998 and 1997, respectively. Cost of sales for the 1999 transition period consisted of the costs to provide the long-distance services paid to major carriers.

         Operating expenses were $5,950,489 and $1,355,532 and $209,682 for the period ended September 30, 1999 and the years ended August 31, 1998 and 1997, respectively. General and administrative expenses consist primarily of the cost of common stock issues for services, salaries and benefits, temporary labor, depreciation and amortization, accounting and legal fees and other operational expenses including but not limited to utilities, insurance, supplies and other.

         For the period ended September 30, 1999, interest expense was $149,372 as compared to $29,459 for the year ended August 31, 1998. Interest expense was primarily comprised of interest on investor notes payable issued in 1998 and interest on the long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

         Our auditors have raised the issue that there is substantial doubt that we will be able to continue as a going concern as a result of significant losses and negative working capital. A significant amount of capital has been expended towards building corporate infrastructure and operating and capital expenditures in connection with certain acquisitions and the establishment of our programs. These expenditures have been incurred in advance of the realization of revenue that may occur as a result of such programs. As a result our Liquidity and capital resources have diminished significantly. Liquidity and capital resources could improve with in the short term by a combination of any one or more of the following factors: (I) an increase in revenues and gross profit from operations; and (ii) financing activities. An inability to generate cash from either of these factors within the short term could adversely affect our operations and plans for future growth. If these issues are not addressed, we may have to materially reduce the size and scope of our overhead and planned operations.

         Progressive had a negative cash flow from operations of $2,033,483, $926,469 and $138,777 for the period ended September 30, 1999, and the years ended August 31, 1998 and 1997, respectively. Cash flow used in investing activities was primarily for the purchase of equipment and acquisition costs offset by payments from notes receivable from related parties. Cash flow generated by financing activities was primarily from funds received under a line-of-credit in the amount of $1,108,155, the issuance of common stock in the amount of $920,500 and deposits on un-issued common stock in the amount of $97,000 and the issuance of long-term debt in the amount of 100,000. Substantial additional cash will be required to implement our business plan.

         Since January 1999, we have funded our operations and working capital needs primarily through private placement of the Company's equity securities and short-term debt instruments as well as vendor financing.

     The Company has adopted a three-pronged financing plan:

         - Seek mergers, joint ventures or financing arrangements with larger private or public entities in related industries. These entities may/or may not have ISP operational infrastructures already in place and/or may require a source of acquisitions.

         - Seek short- and long-term financing through private placements of debt and equity securities in the capital markets. If possible, the company will seek to finance its longer term requirements with debt rather than equity so as to reduce dilution to stockholders of Progressive.

         - Mount an aggressive campaign to acquire companies for cash, if available, and otherwise for registered Progressive common stock. This will require substantial working capital to fund operating and merger and acquisition expenses and to pay the significant cost of compliance with applicable securities laws.

         There can be no assurance that financing will be available in amounts or on terms acceptable to Progressive, if at all. Should the Company be unsuccessful in its efforts to raise capital, it may be required to curtail operations.

SUBSEQUENT EVENTS

         From October 8, 1999 through December 17, 1999, Mr. James Wallace, a director of the Company, has funded the Company in the amount of $600,000, which had been evidenced by five promissory notes bearing interest at the rate of 12%. The notes become due one year from the date of issuance.

         From August 27, 1999 through November 4, 1999 the Company sold an aggregate of 363,400 shares to 35 accredited investors for an aggregate offering price of $908,500 or $2.50 per share.

         On January 10, 2000 the Company sold an aggregate of 338,470 units each consisting of one share of common stock and one warrant. The offering price was $2.50 per unit and the Company received an aggregate of $846,175. Each warrant entitles the holder to purchase a share of the Company's common stock at the rate of $2.50 per share. The Warrants expire on December 31, 2000.

         On January 7, 2000 the Company commenced a private placement offering consisting of a 9% Convertible Debenture due December 1, 2001 (the "Debentures") and warrants. For each $50,000 invested, the purchaser will receive 33,333 warrants. The Debenture allows the investor to convert into common stock at the rate of $1.50 per share. The warrants are exercisable at the rate of $1.50 per share and expire December 31, 2002. The units are being sold solely to accredited investors. To date, the Company has received an aggregate of $682,500 principal amount of the Debentures and issued 455,000 warrants to eight investors.

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for four types of hedges: hedges of changes in the fair value of assets or liabilities, firm commitments, forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. The Company does not currently participate in these types of financing activities and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

YEAR 2000 READINESS

         Year 2000 readiness is the result of computer programs using two digits rather than four to define the applicable year. As a result, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculation causing disruptions of operations. We have received representations from each company we have acquired and expect to acquire that it does not face material unresolved year 2000 issues. To the extent these representations are breached and we suffer damages, our operating results and financial condition may be adversely affected.

         We have also contacted each of these companies to determine its Year 2000 readiness. None of them expect significant Year 2000 problems. We have conducted limited tests regarding Year 2000 readiness and have not located any material deficiencies. To a limited extent, these companies also have contacted their major vendors to assess their Year 2000 readiness. Any failure by these vendors or service providers to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with the systems of our subsidiaries could adversely affect our ability to provide services to ISP subscribers and ASP customers. We do not have any contingency plans for handling Year 2000 problems that are not detected and corrected prior to their occurrence.

         Based upon current information, we do not anticipate any additional costs associated with the Year 2000 issue to have a material financial impact on us. However, our expectations are limited by uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Moreover, as stated above our Year 2000 examination of companies acquired and to be acquired has been limited and their investigations of Year 2000 readiness by their suppliers and vendors likewise has been limited.

IMPACT OF INFLATION

         The Company is subject to normal inflationary trends and anticipate that any increase costs would be passed on to its customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is found immediately following the signature page of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (a) At it's board meeting on October 1, 1999, the Board of Directors of Progressive engaged the accounting firm of Meeks, Dorman & Company, P.A. as independent accountants for the Company for 1999, subject to approval of shareholders. The work of Jay J. Shapiro, C.P.A. was terminated on October 1, 1999. Mr. Shapiro resigned by letter dated September 24, 1999 which the Company received on October 1, 1999. The Company intended to terminate Mr. Shapiro and replace him with Meeks Dorman & Company, P.A. in connection with the Company's acquisition of Progressive Telecommunication Corporation.

         (b) During the two most recent fiscal years and interim period subsequent to September 30, 1998, there have been no disagreements with Jay J. Shapiro, C.P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

         (c) Discharged's reports on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, the audit report of Jay J. Shapiro C.P.A. dated December 23, 1998 for the year ended September 30, 1998 did raise concerns as to the Company's ability to continue as a going concern during fiscal 1999 based on its current cash position being inadequate to meet its operating needs and significant losses incurred during fiscal year 1998.

         (d) Jay J. Shapiro C.P.A. furnished the Company with a letter addressed to the Securities and Exchange Commission stating that he agreed with the statement that there had been no disagreements with the Company.

                                    PART III

Item 10. Directors and Executive Officers of the company

         Our executive officers and directors as of December 20, 1999 are set forth below:

         Name                               Age              Position
         ----                               ---              --------
         Barry Shevlin                      28               CEO and Chairman of the Board

         Tom Chubokas                       41               President, Director

         James C. Watson                    44               Executive Vice President, Chief Technology
                                                             Officer and Director

         Dr. Howard Tackett                 56               Vice President, Strategic Support, Director

         James Wallace                      51               Director

BARRY SHEVLIN, CHIEF EXECUTIVE OFFICER: Mr. Shevlin is the founder of Progressive. In addition to the day-to-day executive responsibilities, he has the authority for all corporate finance and investor relations matters. Prior to founding Progressive, he was a contractor to Time Warner engaged in marketing and satellite services in Florida. While at Time Warner, he designed marketing programs for the State of Florida. These programs were among the most successful in the country. Prior to consulting for Time Warner, Mr. Shevlin served as a consultant to Intellectual Properties Associates in Florida. Mr. Shevlin played a key role in the development of software for small business customers. He also gained extensive experience in the management and administration of small to mid-sized companies.

TOM CHUBOKAS, PRESIDENT AND DIRECTOR: Mr. Chubokas was a founder and officer of CCC Communications, which merged with Progressive at the end of 1998. Mr. Chubokas was elected a director and appointed President of Progressive in January 1999, upon th consummatin of the merger. With Progressive, his responsibilities include all contract negotiations with carriers and other service providers. Prior to founding CCC Communications, Mr. Chubokas was founder and president of Communications Group of America, a nationwide independent telecommunications services sales organization. From 1981 to 1989, he owned Marshall Corporation, the largest investigative security firm in Cleveland Ohio. Clients included Revco Drug, Rite-Aid Drug, F.W. Woolworth and I.J. Fox Furriers, among others. He is a graduate of Cleveland State in Cleveland Ohio, with a Bachelor of Arts degree in Political Science and English.

JAMES C. (CHRIS) WATSON, EXECUTIVE VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER:
Mr. Watson is responsible for design, development and management of Progressive's technology and infrastructure, including its network, new service and billing and support systems. He is a specialist in advanced communications systems, networks and applications. Mr. Watson has extensive experience in the operation of interexchange carrier platforms, billing systems and facilities. He was a co-founder and officer of CCC Communications. Prior to CCC

Communications, Mr. Watson owned a telecommunications consulting agency specializing in the technology, operational and regulatory issues affecting carriers.

DR. HOWARD TACKETT, VICE PRESIDENT, STRATEGIC SUPPORT: Dr. Tackett has assisted the Company in the development of its key infrastructure and support systems. He has also provided the Company with the benefit of his extensive executive-level management experience. He is a graduate of Palmer College, Davenport, Iowa with a Doctor of Chiropractic Degree. In 1980, he founded Tackett Chiropractic Clinics, which grew to become the largest multi-office group of Chiropractic Clinics in southeastern Virginia. He served as CEO of Tackett Chiropractic Clinics and has been a member of the Board of Managed Care of Virginia. Dr. Tackett devoted his time to customer support for Progressive Telecommunication's plans and programs.

JAMES WALLACE, DIRECTOR: Mr. Wallace was elected to the Board of Progressive Telecommunications November 4, 1999. Prior to joining Progressive Mr. Wallace was founder and president of Wallace Insurance Agency, an independent insurance agency specializing in the administration of Health, Life and Disability benefits for National and publicly traded companies. In 1975, Mr. Wallace founded Wallace Development Company, a real estate developing company specializing in the rental properties. Mr. Wallace still owns and operates both companies. He was educated at the University of Georgia, majoring in Risk Management, Insurance and Finance.

Item 11. Executive Compensation

         The following table sets forth in summary form the compensation earned by our Chief Executive Officer and our four other highest paid executive officers (the "Named Officers").

                                                     Annual Compensation
                                                     -------------------
                                                                                                          Long-Term
                                                                                                          Compensation
                                                                                                          Securities
                                                                                          Other Annual    Underlying    All Other
Name and Principal Position          Year             Salary(1)               Bonus(2)    Compensation     Options     Compensation
---------------------------          ----             ---------               --------    ------------     -------     ------------
Barry Shevlin                        1999             $156,153(3)                   --         --             --             --
CEO& President                       1998             $110,577                      --         --             --             --
Tom Chubokas                         1999             $133,970(4)             $ 50,000         --             --             --
Former President                     1998             $ 60,100                      --         --             --             --
James C. Watson                      1999             $115,492(5)             $ 50,000         --             --             --
Executive Vice President             1998             $ 60,100                      --         --             --             --
Dr. Howard Tackett                   1999             $104,039(6)                   --         --             --             --
Vice President                       1998             $ 60,577                      --         --             --             --


--------

(1) Includes salaries paid to each person by Progressive Florida or CCC Communications, which were paid to the respective person prior to the acquisition by Marquee.

(2) Does not include 50,000 shares of the Company's Common Stock paid each to Mr. Tom Chubokas and Mr. James C. Watson as a signing bonus to their respective employment agreements.

(3) Includes $26,923 of accrued salary.

(4) Includes $17,016 of accrued salary.

(5) Includes $8,077 of accrued salary.

(6) Includes $1,346 of accrued salary.

Employment Agreements

         The Company entered into an employment agreement with Mr. Shevlin for a term of five years with an option of additional one-year terms. The agreement provides for annual compensation of $140,000 during the term of the employment and entitles Mr. Shevlin to certain fringe benefits, including an automobile stipend equal to $600 per month, medical insurance, disability benefits and life insurance coverage. The agreement also provides certain incentive compensation if the Company achieves certain sales levels. Mr. Shevlin has agreed during the term of his agreement and one (1) thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause Mr. Shevlin will be entitled to a lump sum payment of $75,000 times the number of years of employment by the Company.

         The Company entered into an employment agreement with Dr. Tackett for a term of five years with an option for additional one-year terms. The agreement provides for annual compensation of $85,000 during the term of the employment and entitles Dr. Tackett to certain fringe benefits, including medical insurance, disability benefits and life insurance coverage. the agreement also provides certain incentive compensation if the Company achieves certain sales levels. Dr. Tackett has agreed during the term of his agreement and one (1) thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause Dr. Tackett will be entitled to a lump sum payment of $50,000 times the number of years of employment by the Company.

         The Company entered into an employment agreement with Mr. Chubokas for a term of three years with an option for an additional two years. Upon signing, Mr. Chubokas received a signing bonus of $50,000 and 50,000 shares of the Company's common stock. The agreement provides for annual compensation of $140,000 during the term of the employment and entitles Mr. Chubokas to certain fringe benefits, including an automobile stipend equal to $600 per month, medical insurance, disability benefits and life insurance coverage. The agreement also provides certain incentive compensation if the Company achieves certain sales levels. Mr. Chubokas has agreed during the term of his agreement and one (1) thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause Mr. Chubokas will be entitled to a lump sum payment of $75,000 times the number of years of employment by the Company.

         The Company entered into an employment agreement with Mr. Watson for a term of three years with an option for an additional two years. Upon signing, Mr. Watson received a signing bonus of $50,000 and 50,000 shares of the Company's common stock. The agreement provides for annual compensation of $120,000 during the term of the employment and entitles Mr. Watson to certain fringe benefits, including an automobile stipend equal to $500 per month, medical insurance, disability benefits and life insurance coverage. The agreement also provides certain incentive compensation if the Company achieves certain sales levels. Mr. Watson has agreed during the term of his agreement and one (1) thereafter (unless the agreement is terminated without cause), he will be subject to non-competition provisions. Upon termination of employment without cause Mr. Watson will be entitled to a lump sum payment of $75,000 times the number of years of employment by the Company.

Item 12.   SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding beneficial ownership of the Corporation's Common Stock as of December 27, 1999 by (i) each director of the Company; (ii) each executive officer of the Company (iii) each beneficial owner of more than 5% of the Common Stock of the Company; and (iv) all directors and executive officers of the Company as a group. This table is based on information provided by the Company's directors, executive officers and beneficial owners of more than 5%. Unless otherwise indicated in the footnotes below, and subject to community property laws where applicable, each of the named persons exercises sole voting and disposition power of his or her shares.

                                                                                     Percentage of
                                               Amount of                              Outstanding
Name of Beneficial Owner                Beneficial Ownership(1)                       Common Stock
------------------------                -----------------------                       ------------
Barry Shevlin                                  864,398                                    9.6%
Tom Chubokas                                 1,450,645(2)                                16.1%
James C. Watson                                796,084                                    8.8%
Dr. Howard Tackett                             232,153                                    2.6%
James Wallace                                  109,500                                    1.2%
First Dominion                                 493,942                                    5.5%
Robert Thompson                                499,896                                    5.5%

All directors and executive
  officers as a group (5 persons)            3,452,780                                   38.3%

--------------------

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in regulations promulgated under the Securities Exchange Act of 1934 and accordingly may include securities owned by or for, among others, the spouse and/or minor children of an individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days of the date hereof through the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 9,014,467 shares of common stock outstanding as of January 10, 2000.

(2)   Includes 35,385 shares for which Mr. Chubokas acts as a custodian.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From October 8, 1999 through December 17, 1999, Mr. James Wallace, a director of the Company, has funded the Company in the amount of $600,000 which has been evidenced by five promissory notes bearing interest at the rate of 12%. The notes become due one year from the date of issuance.

         From February 28, 1998 through March 20, 1998, Mrs. Faith Shevlin loaned the Company $60,000 which has been evidenced by two promissory notes, bearing interest at the rate of 9%. The notes have not been repaid and are past due. Mrs. Shevlin is the mother of Barry Shevlin, the Company's CEO.

         From March 30, 1998 through April 6, 1998, Dr. Howard Tackett, an officer and director of the Company, loaned the Company $50,000 which has been evidenced by two promissory notes, bearing interest at the rate of 9%.
The notes have not been repaid and are past due.

         From time to time the Company has made loans to Mr. Barry Shevlin, the Company's CEO, aggregating approximately $34,000. As of September 30, 1999, this loan was forgiven due to the fact that Mr. Shevlin was not compensated by the Company in 1997.

         From April 1999 through September 30, 1999 Mr. Shevlin has loaned the Company an aggregate of $44,500. The largest amount outstanding at any given time during that period was $27,500. As of September 30, 1999, the Company was indebted to Mr. Shevlin in the amount of $27,500.

         As of September 30, 1999, the Company had a note payable to Communications Group of American ("CGA") for $26,000 with interest at 12% per annum. The note payable was due January 2, 1999 and has been extended. As of September 30, 1999, all interest due under this note payable has been forgiven. CGA is a company owned by the wife of Mr. Tom Chubokus, the Company's President.

         In addition, the Company pays commissions to CGA which is a telecommunications sales organization. Commissions paid to CGA for the period ended September 30, 1999 were $143,101 and accounts payable to CGA was $20,895 as of September 30, 1999.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         3.1 Articles of Incorporation and Amendments thereto -- incorporated by reference to Form S-18 filed November 10, 1986, SEC File #33-10084-LA.

         3.2 By-Laws -- incorporated by reference to Form S-18 filed November 10, 1986, SEC File #33-10084-LA.

         3.3 Certificate of Amendment to the Certificate of Incorporation filed with Secretary of State of Nevada on August 3, 1999 -- incorporated by reference to Form 8-K dated July 30, 1999.

         4.1 Form of 9% Convertible Subordinated Debenture due December 1, 2001, filed herewith.

         4.2 Form of Common Stock Purchase Warrant exercisable at $1.50 and expiring on December 31,2002, filed herewith.

         4.3 Form of Common Stock Purchase Warrant exercisable at $2.50 and expiring on December 31, 2000, filed herewith.

         4.4      Form of Registration Rights Agreement, filed herewith.

         4.5 Form of CCC Communications Corporation Subordinated Note, filed herewith.

         4.6 Form of Common Stock Purchase Warrant of CCC Communications Corporation, filed herewith.

         10.1 Securities Exchange Agreement dated as of June 7, 1999 -- incorporated by reference to Form 8-K dated June 15, 1999.

         10.2 Assignment of Film Library dated July 29, 1999 transferring film library to Harold Brown -- incorporated by reference to Form 8-K dated July 30, 1999.

         10.3 Employment Agreement by and between the Company and Tom Chris Chubokas dated May 15,1999, filed herewith.

         10.4 Employment Agreement by and between the Company and James "Chris" Watson dated May 15, 1999, filed herewith.

         10.5 Employment Agreement by and between the Company and Barry Shevlin dated February 2, 1998, filed herewith.

         10.6 Employment Agreement by and between the Company and Dr. Howard Tackett dated February 2, 1998, filed herewith.

         10.7 Office Lease Agreement by and between Atrium At Clearwater, Limited and Progressive Telecommunications Corporation dated December 27, 1997, filed herewith.

         10.8 Shopping Center Lease by and between Barrett Family Partnership I d/b/a The Commonwealth Center and Progressive Telecommunications Corporation dated November 3, 1999, filed herewith.

         10.9 Office Lease Agreement by and between Devic Rentals and CCC Communications Corp. dated May 14, 1997, filed herewith.

         10.10 1993 Incentive Stock Option Plan -- incorporated by reference to Exhibit B to Proxy Statement dated April 2, 1993, SEC File # 0-15413.

         10.11 1993 Non-Qualified Stock Option Plan -- incorporated by reference to Exhibit C to Proxy Statement dated April 2, 1993, SEC File # 0-15413.

         10.12 Employment agreement by and between the Company and James Maguire dated November 8, 1999 --incorporated by reference to Form S-8 filed November 16, 1999, SEC File # 333-91023.

         10.13 Form of Promissory Note between the Company and James Wallace, filed herewith.

         11       Statements re computation of per share earnings

         21       List of Subsidiaries

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         A Form 8-K was filed by the Company dated as of June 7, 1999 and file June 16, 1999.

         A Form 8-K was filed by the Company dated July 30, 1999 and filed August 16, 1999.

         An Amendment to Form 8-K was filed by the Company dated as of July 30, 1999 and filed October 13, 1999.

         A form 8-K was filed by the Company dated as of October 1, 1999 and filed October 6, 1999.

         An amendment to Form 8-K was filed by the Company dated as of October 1, 1999 and filed November 15, 1999.

The registrant has not sent to security holders any annual report covering the registrant's last fiscal year or any proxy material relating to a meeting of security holders. Copies of such annual report and proxy will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 11, 2000.

                            PROGRESSIVE TELECOMMUNICATIONS CORPORATION


                             By: /s/ Barry L. Shevlin
                                -------------------------------
                                     Barry L. Shevlin, Chief Executive
Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature                                   Title                                    Date
---------                                   -----                                    ----

By:  /s/  Barry L. Shevlin                  CEO and Chairman of                January 11, 2000
     ----------------------                 the Board
        Barry L. Shevlin



By:  /s/  Tom Chubokas                      President, Director                January 11, 2000
     ----------------------
        Tom Chubokas



By:  /s/ James C. Watson                    Executive Vice President,          January 11, 2000
     ----------------------                 Chief Technology Officer
        James C. Watson                     and Director



By:  /s/ Dr. Howard Tackett                 Vice President, Strategic          January 11, 2000
     -----------------------                Support, Director
        Dr. Howard Tackett



By:  /s/  James Wallace                     Director                           January 11, 2000
     ----------------------
        James Wallace

                         PROGRESSIVE TELECOMMUNICATIONS
                          CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999
                                       AND
                      YEARS ENDED AUGUST 31, 1998 AND 1997

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS


================================================================================


Report of Independent Certified Public Accountants                                                     F-1


Consolidated Balance Sheets                                                                            F-2


Consolidated Statements of Operations                                                                  F-3


Consolidated Statements of Stockholders' Equity (Deficit)                                              F-4


Consolidated Statements of Cash Flows                                                                  F-5


Notes to Consolidated Financial Statements                                                          F-6 to F-22


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Progressive Telecommunications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Progressive Telecommunications Corporation and Subsidiaries as of September 30, 1999, and August 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the period ended September 30, 1999 and years ended August 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Progressive Telecommunications Corporation and Subsidiaries as of September 30, 1999 and August 31, 1998, and the results of its operations and its cash flows for the period ended September 30, 1999 and years ended August 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced significant losses and has negative working capital at September 30, 1999. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Meeks, Dorman & Company, P.A.

Meeks, Dorman & Company, P.A.

Longwood, Florida
December 3, 1999, except for Note 19,
as to which the date is January 10, 2000

                     PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                  AND SUBSIDIARIES

                            Consolidated Balance Sheets


==============================================================================================================
                                                                                September 30,      August 31,
                                                                                    1999              1998
--------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                                  $    33,346       $     7,730
     Certificates of deposit                                                         52,133                --
     Note receivable (Note 5)                                                       100,000                --
     Accounts receivable, net (Note 2)                                              541,545            71,468
     Due from stockholders                                                               --            83,367
     Inventory                                                                       35,478                --
     Prepaid and other assets                                                        45,035           113,966
--------------------------------------------------------------------------------------------------------------
        Total current assets                                                        807,537           276,531
--------------------------------------------------------------------------------------------------------------

Property and equipment, net (Note 6)                                                944,392            70,351
--------------------------------------------------------------------------------------------------------------

Other assets:
     Goodwill, net (Note 7)                                                       4,348,039                --
     Other intangible assets, net (Note 8)                                          205,174            17,070
     Deferred charges (Note 9)                                                       50,000                --
     Deposits                                                                        27,002               800
--------------------------------------------------------------------------------------------------------------
        Total other assets                                                        4,630,215            17,870
--------------------------------------------------------------------------------------------------------------
                                                                                $ 6,382,144       $   364,752
==============================================================================================================

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable                                                           $ 1,380,378       $   126,766
     Accrued liabilities:
        Payroll and related taxes                                                   567,378           101,304
        Other                                                                       599,064            52,724
     Notes payable to related parties (Note 10)                                     441,200           256,200
     Lines of credit (Note 11)                                                       32,834           400,000
     Current maturities of long-term debt (Note 12)                                 139,386                --
     Current maturities of obligations under capital lease (Note 13)                143,466            14,426
     Deposits on unissued common stock                                              151,000            54,000
--------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                 3,454,706         1,005,420
--------------------------------------------------------------------------------------------------------------

Long-term debt, net of current maturities (Note 12)                                 207,334                --
Obligations under capital lease, net of current maturities (Note 13)                 56,886            28,774
--------------------------------------------------------------------------------------------------------------
        Total liabilities                                                         3,718,926         1,034,194
--------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 17 & 18)

Minority interest                                                                   747,303                --
--------------------------------------------------------------------------------------------------------------

Stockholders' equity (deficit) (Note 15):
     Non-voting cumulative preferred stock, $.01 par value,
        1,000,000 shares authorized, 0 and 4,500 issued and outstanding at
        September 30, 1999 and August 31, 1998, respectively                             --                45
     Common stock $.001 par value; 50,000,000 shares authorized;
        8,222,122 and 7,175,837 shares issued and outstanding
        at September 30, 1999 and August 31, 1998 , respectively                      8,222             7,176
     Additional paid-in capital                                                   8,546,226           799,389
     Accumulated deficit                                                         (6,638,533)       (1,476,052)
--------------------------------------------------------------------------------------------------------------
        Total stockholders' equity (deficit)                                      1,915,915          (669,442)
--------------------------------------------------------------------------------------------------------------
                                                                                $ 6,382,144       $   364,752
==============================================================================================================



     The accompanying notes are an integral part of these financial statements.

             PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                          AND SUBSIDIARIES

               Consolidated Statements of Operations


================================================================================================
                                                 September 30,      August 31,        August 31,
For the period and years ended,                      1999              1998              1997
------------------------------------------------------------------------------------------------
Revenues                                         $ 4,541,768       $   184,499       $    26,918

Cost of sales                                      3,614,779            87,331             5,465
------------------------------------------------------------------------------------------------

Gross profit                                         926,989            97,168            21,453
------------------------------------------------------------------------------------------------

Operating expenses                                 5,950,489         1,355,532           209,682
------------------------------------------------------------------------------------------------
Operating loss                                    (5,023,500)       (1,258,364)         (188,229)
------------------------------------------------------------------------------------------------

Other income (expense):

      Other income                                    10,391                --                --
      Interest expense                              (149,372)          (29,459)               --
------------------------------------------------------------------------------------------------
           Total other income (expense)             (138,981)          (29,459)               --
------------------------------------------------------------------------------------------------

Net loss                                         $(5,162,481)      $(1,287,823)      $  (188,229)
================================================================================================

Net loss per share                               $     (0.63)      $     (0.18)      $     (0.03)
================================================================================================

Weighted average number of shares and share
      equivalents outstanding                      8,177,529         7,175,837         7,175,837
================================================================================================




   The accompanying notes are an integral part of these financial statements.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)


===============================================================================================================

                                                    Preferred Stock                      Common Stock
                                           --------------------------------------------------------------------
                                                Shares         Par Value          Shares            Par Value
---------------------------------------------------------------------------------------------------------------
Date of inception, July 10, 1996                    --       $        --                --       $        --
---------------------------------------------------------------------------------------------------------------
     Shares issued to Progressive
       shareholders in reverse merger               --                --         6,663,513             6,664
     Shares issued to Marquee
       shareholders in reverse merger               --                --           512,324               512
     Issuance of common stock
       for cash                                     --                --         1,577,300             1,577
     Issuance of preferred stock
       for cash                                111,500             1,115                --                --
     Conversion of Progressive shares
       to Marquee shares                            --                --        (1,577,300)           (1,577)
     Net loss                                       --                --                --                --
---------------------------------------------------------------------------------------------------------------
Balance, August 31, 1997                       111,500       $     1,115         7,175,837       $     7,176
---------------------------------------------------------------------------------------------------------------
     Issuance of preferred
       stock for cash                          118,820             1,188                --                --
     Issuance of common stock
       for cash                                     --                --           100,000               100
     Conversion of preferred stock
        to common stock                       (225,820)           (2,258)          451,640               452
     Issuance of common stock
        for services                                --                --           126,000               126
     Conversion of debt into
       common stock                                 --                --           511,000               511
     Conversion of Progressive shares
       to Marquee shares                            --                --        (1,188,640)           (1,189)
     Net loss                                       --                --                --                --
---------------------------------------------------------------------------------------------------------------
Balance, August 31, 1998                         4,500                45         7,175,837             7,176
---------------------------------------------------------------------------------------------------------------
     Issuance of common
       stock for cash                               --                --           423,600               424
     Issuance of common
       stock for services                           --                --           755,595               755
     Conversion of debt into
       common stock                                 --                --         1,102,605             1,102
     Issuance of stock for
       acquisitions                                 --                --         2,535,738             2,536
     Conversion of preferred
        stock to common stock                   (4,500)              (45)            9,000                 9
     Elimination of accumulated
       deficit in Marquee                           --                --                --                --
     Conversion of Progressive
        shares to Marquee shares                    --                --        (3,780,253)           (3,780)
     Net loss                                       --                --                --                --
---------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                         --       $        --         8,222,122       $     8,222
===============================================================================================================



















































===============================================================================================

                                             Additional
                                               Paid-in         Accumulated          Total
                                               Capital            Deficit       Equity (Deficit)
-----------------------------------------------------------------------------------------------
Date of inception, July 10, 1996            $        --       $        --       $        --
-----------------------------------------------------------------------------------------------
     Shares issued to Progressive
       shareholders in reverse merger            (6,664)               --                --
     Shares issued to Marquee
       shareholders in reverse merger              (512)               --                --
     Issuance of common stock
       for cash                                  89,143                --            90,720
     Issuance of preferred stock
       for cash                                 104,565                --           105,680
     Conversion of Progressive shares
       to Marquee shares                          1,577                --                --
     Net loss                                        --          (188,229)         (188,229)
-----------------------------------------------------------------------------------------------
Balance, August 31, 1997                    $   188,109       $  (188,229)      $     8,171
-----------------------------------------------------------------------------------------------
     Issuance of preferred
       stock for cash                           210,762                --           211,950
     Issuance of common stock
       for cash                                     900                --             1,000
     Conversion of preferred stock
        to common stock                           1,806                --                --
     Issuance of common stock
        for services                            314,934                --           315,060
     Conversion of debt into
       common stock                              81,689                --            82,200
     Conversion of Progressive shares
       to Marquee shares                          1,189                --                --
     Net loss                                        --        (1,287,823)       (1,287,823)
-----------------------------------------------------------------------------------------------
Balance, August 31, 1998                        799,389        (1,476,052)         (669,442)
-----------------------------------------------------------------------------------------------
     Issuance of common
       stock for cash                           920,076                --           920,500
     Issuance of common
       stock for services                     1,589,125                --         1,589,880
     Conversion of debt into
       common stock                           2,065,076                --         2,066,178
     Issuance of stock for
       acquisitions                           3,801,071                --         3,803,607
     Conversion of preferred
        stock to common stock                        36                --                --
     Elimination of accumulated
       deficit in Marquee                      (632,327)               --          (632,327)
     Conversion of Progressive
        shares to Marquee shares                  3,780                --                --
     Net loss                                        --        (5,162,481)       (5,162,481)
-----------------------------------------------------------------------------------------------
Balance, September 30, 1999                 $ 8,546,226       $(6,638,533)      $ 1,915,915
===============================================================================================




   The accompanying notes are an integral part of these financial statements.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows



=========================================================================================================
                                                         September 30,       August 31,       August 31,
For the period and years ended,                               1999              1998             1997
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                $(5,162,481)      $(1,287,823)      $  (188,229)
  Adjustments to reconcile net cash
    used by operating activities:
         Depreciation and amortization                        368,130            11,945             6,441
         Bad debt expense                                      12,857            14,299                --
         Common stock issued for services                   1,589,880           315,060                --
         Changes in assets and liabilities:
            Certificates of deposit                            (1,485)               --                --
            Accounts receivable                               (24,893)          (85,767)               --
            Inventories                                       (21,708)               --                --
            Prepaid expenses and other                         69,378          (113,966)               --
            Bank overdraft                                         --            (9,332)            9,332
            Other assets                                          360                --                --
            Accounts payable                                  424,216           102,460            24,306
            Accrued payroll and related taxes                 466,074                --                --
            Accrued other                                     246,189           126,655             9,373
---------------------------------------------------------------------------------------------------------
Net cash used by operations                                (2,033,483)         (926,469)         (138,777)
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Issuance of notes receivable                            (100,000)               --                --
     Purchase of intangible assets                               (890)          (18,651)             (765)
     Purchase of property and equipment                      (168,978)           (6,117)          (37,074)
     Decrease (increase) in loans to stockholders              83,367           (68,020)          (15,347)
     (Increase) decrease in deposits                            1,285             3,637            (4,437)
     Cash acquired from merger                                 21,709                --                --
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                        (163,507)          (89,151)          (57,623)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                 100,000                --                --
     Proceeds from stockholder loans                          159,000           356,400            90,720
     Net proceeds from issuance of preferred stock                 --           211,950           105,680
     Net proceeds from issuance of common stock               920,500             1,000                --
     Proceeds from line of credit                           1,108,155           400,000                --
     Principal payments on long term debt                     (74,614)               --                --
     Principal payments on capital leases                     (87,435)               --                --
     Proceeds from deposits on unissued common stock           97,000            54,000                --
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                   2,222,606         1,023,350           196,400
---------------------------------------------------------------------------------------------------------

Net increase in cash                                           25,616             7,730                --
Cash, beginning of period                                       7,730                --                --
---------------------------------------------------------------------------------------------------------
Cash, end of period                                       $    33,346       $     7,730       $        --
=========================================================================================================

Supplemental disclosure:
     Interest paid during the period                      $   142,214       $     1,129       $        --
     Income taxes paid during the period                           --                --                --
     Conversion of debt into common stock                   2,066,178            82,200                --
     Purchase of equipment through
          capital lease obligation                                 --            43,200                --
     Stock issued for goodwill                            $ 4,517,443       $        --       $        --
=========================================================================================================



   The accompanying notes are an integral part of these financial statements.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - ORGANIZATION

Progressive Telecommunications Corporation and Subsidiaries (the "Company" or "Progressive") was incorporated on July 10, 1996 under the laws of the State of Florida. On July 30, 1999, the Company entered into a reverse acquisition agreement with Marquee Entertainment, Inc. ("Marquee") to become a publicly traded company incorporated under the laws of the State of Nevada (see Note 4). The Company generates the majority of its revenue as a provider of long distance telephone service. The Company has been in the development stage to become a fully integrated provider of telecommunications and e-commerce services to businesses. The start up of these additional businesses is discussed further in
Note 19. Currently, the Company utilizes independent representatives ("IRs") to market its long distance service to residential and small business subscribers throughout the United States. The Company completes subscriber calls to all directly dialable locations worldwide utilizing network switching and transmission facilities provided by other companies.

The Company's other subsidiaries consist of Opus Assistant, Inc., CCC Communications Corporation ("CCC"), and CCC's wholly owned subsidiaries, Storm-tel, Inc., Eclectic Enterprises, Inc., and Like-tel, Inc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with generally accepted accounting principles. The policies that materially affect the financial position and results of operations are as follows:

MAJOR CUSTOMERS - On December 31, 1998, the Company acquired CCC Comminications Corporation and its client base which included one major customer. For the period ended September 30, 1999, 24% of the Company's revenue was generated from this one customer.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash, certificates of deposit, notes receivable, accounts receivable, accounts payable, notes payable, debt and obligations under capital lease approximate fair value due to the short maturity of these instruments.

ACCOUNTS RECEIVABLE - Gross accounts receivable of $960,486 and $85,767 at September 30, 1999 and August 31, 1998, respectively, are net of an allowance for doubtful accounts of $418,941 and $14,299, resulting in net accounts receivable of $541,545 and $71,468, respectively. The Company establishes an allowance for doubtful accounts and anticipated revenue adjustments based upon factors surrounding the credit risk of specific subscribers, historical trends, and other information. The Company also reserves specific accounts when considered appropriate.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT - Fixed assets are carried at cost and consist of furniture, equipment and telecommunication switches. Depreciation is provided for financial reporting purposes over the estimated useful lives of the assets, which range from five to ten years, using the straight-line method for book purposes. The modified accelerated cost recovery system is used for federal income tax purposes.

INVENTORY - Inventories are carried at the lower of cost or market using the first-in, first-out method. The Company's inventories consist of pagers, cellular telephones, phone system parts, and spare parts held for sale.

INTANGIBLE ASSETS - Intangible assets consist of various start-up costs of the organization, a purchased customer base, a non-compete agreement, and customized software. These items are carried at cost, and are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years.

REVENUE RECOGNITION - The Company's long distance revenues are recognized as services are provided and billed to subscribers, the terms of which are specific to each customer agreement. Revenue for pre-paid calling cards is realized in advance of service provision.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIGNIFICANT ESTIMATES - Significant estimates used in preparing these financial statements include $325,000 in estimated credits due from the Company's long distance providers for errors in billing. This amount has been recorded as a reduction in cost of sales and accounts payable. It is at least reasonably possible that the estimates used will change within the next year.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid financial instruments purchased with an initial maturity of three months or less to be cash equivalents.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES - The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted tax rates in effect when these differences are expected to reverse. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount expected to be realized.

CONCENTRATION OF CREDIT RISK - Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of certain major clients. As a general practice, the Company does not require collateral or other security to support client receivables. The Company conducts periodic reviews of its customer payment practices to minimize collection risks on trade receivables. The majority of the Company's subscribers are wholesale and commercial subscribers and are primarily located in seven states, which are not concentrated in any specific geographic region of the United States.

RECLASSIFICATION - Certain reclassifications have been made in the prior year's financial statements to conform to the fiscal year 1999 presentation.

LONG-LIVED ASSETS - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and determined that no impairment loss needs to be recognized for applicable assets. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

STOCK-BASED COMPENSATION - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which encourages companies to record compensation cost for stock-based employee compensation plans at fair value.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The shares used in the computations are as follows:

                          ====================================================================================
                                                  September 30,            August 31,           August 31,
                                                       1999                   1998                 1997
                          ------------------------------------------------------------------------------------
                          Basic EPS                 8,177,529              7,175,837            7,175,837

                          Diluted EPS               8,177,529              7,175,837            7,175,837
                          ====================================================================================


CAPITAL STRUCTURE - The Company has adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," ("SFAS No. 129"), which is applicable to all companies. Capital structure disclosures required by SFAS No. 129 include liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. The Company has no items which would be affected by this disclosure requirement.

COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that changes in amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. The Company has no items that represent comprehensive income, and therefore, has not included a schedule of comprehensive income in the financial statements.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 changes the way public companies report information about segments of their business in annual financial statements. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company has no significant segments that would require separate disclosure.

IMPACT OF YEAR 2000 ISSUE - During the period ended September 30, 1999, the Company conducted an assessment of issues related to the Year 2000 and has made necessary modifications needed in order to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Company is in the process of updating its switch equipment to be compliant. At this time, the Company cannot determine the impact the Year 2000 will have on its key customers or suppliers. If the Company's customers or suppliers do not convert their systems to become Year 2000 compliant, the Company may be adversely impacted. The Company is addressing these risks in order to reduce the impact on the Company.

NEW ACCOUNTING PRONOUNCEMENTS - The American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management believes that the Company is substantially in compliance with this pronouncement and that the implementation of this pronouncement will not have a material effect on the Company's financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for four types of hedges: hedges of changes in the fair value of assets or liabilities, firm commitments, forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. The Company does not currently participate in these types of financing activities and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of approximately $5,162,000, $1,288,000 and $188,000 during the period ended September 30, 1999 and years ended August 31, 1998, and 1997, respectively. The Company's current liabilities exceeded its current assets by $2,727,000 and $729,000 as of September 30, 1999 and August 31, 1998,
respectively. These factors create substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 19, the Company has planned a private offering to raise $3,000,000 in connection with the start-up of its two new subsidiaries. The Company also plans to generate immediate revenue from the start-up of these new subsidiaries. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - ACQUISITIONS

In December 1997, under a reorganization agreement, CCC Communications Corporation acquired 100% of the common stock of Eclectic Enterprises, Inc., in exchange for 250,000 shares of common stock. Assets of Eclectic Enterprises, Inc. were then transferred to Storm-tel, Inc.

In December 1997, CCC Communications Corporation also acquired certain assets of Midwest Telephone Service, Inc. a telephone communications service company, through a sale and purchase agreement. CCC received equipment, a customer base, and non-compete agreements for a cash purchase price of $129,000.

On March 4, 1998, CCC Communications Corporation, acquired certain assets of TelCentral, a telecommunications company. CCC issued 200,000 shares of common stock valued at $2.11 per share, $70,000 in cash and notes totaling $137,418 to the two shareholders of TelCentral who entered into five-year non-compete agreements. The total purchase price was $630,000. TelCentral's stock was cancelled upon the merger.

On August 1, 1998, CCC Communications Corporation acquired certain assets and assumed certain liabilities of Mobile Communications Systems ("MCS"), a company offering cellular and paging services in the Tampa Bay area. CCC issued 35,000 shares of stock to the stockholders of MCS in exchange for certain assets and liabilities netting to $4,700. In settlement of two notes assumed in the purchase, CCC issued an additional 15,000 shares of stock to two individuals.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 4 - ACQUISITIONS (CONTINUED)

On December 31, 1998, the Company acquired CCC Communications Corporation, a telecommunications company located in Cape Coral, Florida. The Company issued 2,535,738 shares of common stock to 84% of the shareholders of CCC. It is the Company's intent to issue a total of 3,033,940 shares of common stock and own 100% of the stock of CCC, however, not all of the stock had been issued as of the date of these financial statements. The transaction has been accounted for as a purchase. The shares of common stock issued and to be issued are valued at $4,550,910 for the purchase of CCC. CCC's net book value as of the date of acquisition was $33,467 with the difference of $4,517,443 being recorded as goodwill. The financial statements presented include the results of operations from January 1, 1999 through September 30, 1999.

On July 30, 1999, the Company entered into a reverse acquisition agreement with Marquee Entertainment, Inc. to become a publicly traded company. In the transaction, Marquee acquired all of the outstanding common stock of Progressive. Marquee was incorporated on July 26, 1979 under the laws of the State of Nevada, and had previously been in the film distribution business. Upon completion of the merger, Marquee Entertainment, Inc. ceased operations and was renamed Progressive Telecommunications Corporation. For accounting purposes, the acquisition has been treated as a recapitalization of Progressive, with Progressive as the acquirer. The historical financial statements prior to July 30, 1999 are those of Progressive. The Nevada corporation is the surviving legal entity, and the stock of Progressive has been retroactively adjusted for a common stock split reflecting the legal entity's stock balance as of September 30, 1999.

The Company has elected to keep the year end of the publicly traded Company, which results in the presentation of 13 months of income by Progressive. The inclusion of one additional month of losses from Progressive was approximately $125,000, which was 2% of total losses, and deemed immaterial to the presentation of the Company as a whole.

The transaction called for the issuance of 9,000,000 shares of Marquee common stock to the holders of Progressive common stock. As of the date of these financial statements, 6,663,513 shares had been issued to 82% of the holders of Progressive common stock. The Company also recorded the net liabilities assumed in the merger of $632,327 as a reduction in additional paid-in capital.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 5 - NOTE RECEIVABLE

Notes receivable consists of a $100,000 loan to Yellow Page Directory.com., Inc. Interest is payable monthly at 12%, with the balance due on December 1, 1999. The note is personally guaranteed by the owner of the company.


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                      ======================================================================================
                                                                        September 30,         August 31,
                                                                             1999                 1998
                      --------------------------------------------------------------------------------------
                      Furniture and fixtures                           $      21,502        $       43,833
                      Leasehold improvements                                   3,566                    --
                      Office equipment                                       123,233                42,558
                      Computer equipment                                     100,055                    --
                      Switches                                               891,528                    --
                      --------------------------------------------------------------------------------------
                                                                           1,139,884                86,391
                         Less - Accumulated depreciation                    (195,492)              (16,040)
                      --------------------------------------------------------------------------------------
                        Net property and equipment                     $     944,392        $       70,351
                      ======================================================================================



Depreciation expense for property and equipment was $149,087, $9,738, and $6,301 for the period ended September 30, 1999, and years ended August 31, 1998, and 1997, respectively.


NOTE 7 - GOODWILL

Goodwill is being amortized on a straight-line basis over 20 years. As of September 30, 1999, the components of goodwill were as follows:

                      ======================================================================================
                                                                       September 30,            August 31,
                                                                         1999                   1998
                      --------------------------------------------------------------------------------------
                      Goodwill                                    $        4,517,443        $            --
                      Less - Accumulated amortization                       (169,404)                    --
                                                                  -------------------------------------------
                                                                  $        4,348,039        $            --
                      ======================================================================================


Amortization expense was $169,404, $0, and $0 for the period ended September 30, 1999 and years ended August 31, 1998 and 1997, respectively.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 8 - OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following:

                      ====================================================================================
                                                                        September 30,          August 31,
                                                                             1999                 1998
                      ------------------------------------------------------------------------------------
                      Organization costs                               $    136,601            $     765
                      Customer base                                          88,366                   --
                      Non-compete covenant                                   55,000                   --
                      Custom software                                        19,141               18,651
                      ------------------------------------------------------------------------------------
                                                                            299,108               19,416
                         Less - Accumulated amortization                    (93,934)              (2,346)
                      ------------------------------------------------------------------------------------
                        Net intangible assets                          $    205,174            $  17,070
                      ====================================================================================


Amortization expense was $50,159, $2,206, and $140 for the period ended September 30, 1999 and years ended August 31, 1998 and 1997, respectively.

NOTE 9 - DEFERRED CHARGES

The Company has a note payable to a leasing company in the amount of $62,500 (see Note 11). The Company received $12,500 from the leasing company and a guarantee on a $50,000 letter of credit issued to one of its long distance carriers. The leasing company was owned by a former board member of CCC Communications Corporation. The guarantee on the letter of credit is recorded as a deferred charge in the amount of $50,000.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 10 - NOTES PAYABLE TO RELATED PARTIES

As of September 30, 1999, notes payable to related parties consisted of $415,200 of notes to various stockholders issued in conjunction with private placements. The notes accrue interest at 9% and are all due within the next three months.

As of September 30, 1999, the Company also had a note payable to Communications Group of America ("CGA") for $26,000 with interest at 12% due January 2, 1999. CGA is a telecommunications sales organization owned by the wife of an officer and director of the Company. As of September 30, 1999, all interest due had been forgiven.


                      ====================================================================================
                                                                   September 30,             August 31,
                                                                      1999                    1998
                      ------------------------------------------------------------------------------------
                      Notes payable to stockholders            $           415,200       $       256,200
                      Note payable to CGA                                   26,000                     -
                      ------------------------------------------------------------------------------------
                                                               $           441,200       $       256,200
                      ====================================================================================


NOTE 11 - LINES OF CREDIT

The Company has lines of credit available with two banks. The first line has $36,000 available at an interest rate of prime plus 0.5%. At September 30, 1999, the Company had an outstanding balance of $32,834.

The Company also has a line of credit with a bank in the amount of $35,000. The line of credit is collateralized by a $35,000 certificate of deposit and supports a $35,000 letter of credit issued to a supplier (see Note 17). Principal and interest payments are due within 30 days of a draw, with an interest rate set at prime. At September 30, 1999, the Company had not borrowed against the line of credit.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



NOTE 12 - LONG-TERM DEBT

======================================================================================================================
                                                                                     September 30,       August 31,
                                                                                         1999               1998
---------------------------------------------------------------------------------------------------------------------
Amount payable to an individual under a collateralized note agreement, principal payable in equal monthly installments consistent with note terms, plus annual interest at 12%, due January 1, 2000, collateralized by
equipment purchased                                                                   $  21,134       $            --

Amount payable to a leasing company under a note agreement, principal payable in equal monthly installments consistent with note terms, plus
annual interest at 12%, due January 31, 2000                                             62,500                    --

Amount payable to a company under a convertible debenture, due April 1,
2001, plus interest at 6%                                                               100,000                    --

Amount payable to an individual under a note agreement, principal payable in equal monthly installments consistent with note terms, plus annual interest
at 5.64%, due April 30, 2001                                                             56,681                    --

Amount payable to an individual under a note agreement, principal payable in equal monthly installments consistent with note terms, plus annual interest
at 5.64%, due April 30, 2001                                                             18,905                    --

Subordinated notes payable to individuals, annual interest at 12%, payable quarterly, principal due upon maturity with maturity dates between July 15,
2001 and August 19, 2001                                                                 87,500                    --
---------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                    346,720                    --
---------------------------------------------------------------------------------------------------------------------
Less current maturities                                                                (139,386)                   --
---------------------------------------------------------------------------------------------------------------------
                                                                                      $ 207,334       $            --
======================================================================================================================



At September 30, 1999 future maturities on long-term debt are as follows:

                             =========================================
                             2000                   $        139,386
                             2001                            207,334
                             ----------------------------------------
                             Total                  $        346,720
                             ========================================

Interest expense for the period ended September 30, 1999 was $22,261 and $0 for the years ended August 31, 1998 and 1997.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

NOTE 13 - OBLIGATIONS UNDER CAPITAL LEASE

=====================================================================================================================
                                                                                   September 30,         August 31,
                                                                                        1999                1998
---------------------------------------------------------------------------------------------------------------------
Principal payable in equal monthly installment consistent with amended lease terms, no interest rate specified, due January 1, 2001,
collateralized by telecommunications equipment                                      $  80,297       $      --

Principal payable in equal monthly installments consistent with amended lease terms, no interest rate specified, due March 1, 2001, collateralized by telecommunications equipment
                                                                                       89,211              --
Principal payable in 24 equal monthly installments of $2,175, with interest at
12% beginning December 1998 and ending November 2000, collateralized by
equipment                                                                              30,844          43,200
---------------------------------------------------------------------------------------------------------------------
Total obligations under capital lease                                                 200,352          43,200
---------------------------------------------------------------------------------------------------------------------
Less current maturities                                                              (143,466)        (14,426)
---------------------------------------------------------------------------------------------------------------------
                                                                                    $  56,886       $  28,774
=====================================================================================================================


At September 30, 1999 present value of minimum capital lease payments approximated the following:

                      ========================================================
                       2000                                   $     165,464
                       2001                                          59,236
                      --------------------------------------------------------
                                                                    224,700
                      Less amount representing interest             (24,348)
                      --------------------------------------------------------
                      Net capital lease obligation            $     200,352
                      ========================================================

Interest expense for the period ended September 30, 1999 was $29,301, and $0 for the years ended August 31, 1998 and 1997.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 14 - INCOME TAXES

The significant components of the net deferred tax assets consist of the following:

                    ==========================================================================================
                                                                       September 30,        August 31,
                                                                            1999               1998
                    ------------------------------------------------------------------------------------------
                    Deferred tax assets:
                      Net operating loss carryforwards                  $ 4,204,000       $   490,000
                      Bad debt                                              178,000             5,000
                      Accrued expenses                                       42,000             5,000
                    ------------------------------------------------------------------------------------------
                      Gross deferred income tax assets                    4,424,000           500,000
                      Valuation allowance                                (2,712,000)         (498,000)
                    ------------------------------------------------------------------------------------------
                    Total deferred income tax assets                      1,712,000             2,000
                    ------------------------------------------------------------------------------------------
                    Total deferred income tax liabilities-Goodwill       (1,712,000)           (2,000)
                    ------------------------------------------------------------------------------------------
                    Net deferred income tax assets                      $        --                --
                    ==========================================================================================


The following summary reconciles differences from taxes at the statutory rates with the effective rate:

                  ================================================================================
                                                            September 30,  August 31,  August 31,
                                                                 1999        1998        1997
                  --------------------------------------------------------------------------------
                    Federal income taxes at statutory rates     (34.0%)     (34.0%)     (34.0%)
                    State taxes, net of federal benefit          (5.0%)      (5.0%)      (5.0%)
                    Losses without tax benefits                  39.0%       39.0%       39.0%
                  --------------------------------------------------------------------------------
                    Income taxes at effective rates                 0%          0%          0%
                  ================================================================================


Unused net operating losses for income tax purposes, expiring in various amounts from 2002 through 2019 of approximately $10,800,000 are available at September 30, 1999 for carryforward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of this loss may be limited due to changes in ownership. The tax benefit of these losses of approximately $4,204,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized. The valuation allowance for deferred tax assets increased by $2,214,000 during 1999.


NOTE 15 - STOCKHOLDERS' EQUITY

In connection with the Company's reverse merger (see Note 4), the Company's stock has been retroactively adjusted for a forward split to equal the Marquee stock that was issued in the merger. Par value of common stock has also been adjusted from $.01 to $.001 per share. All common stock information included in the accompanying financial statements has been retroactively adjusted to give effect to the stock split and the change in par value.

                  PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

The Company had 705,000 options and warrants outstanding at September 30, 1999 which were reserved for future issuances of common stock. CCC issued 175,000 warrants in connection with a subordinated note offering. Each warrant carries the right to purchase a share of common stock for $0.67 through January 15, 2000 and for $1.00 from January 15, 2000 through July 15, 2001. CCC issued warrants to a noteholder to purchase 125,000 shares of common stock at an exercise price of $0.67 per share through February 1, 1999 and $1.00 for 18 months thereafter. The same noteholder was issued an option to purchase 155,000 shares of common stock at $0.67 per share through February 1, 1999 and $1.00 per share thereafter until the note is paid in full. The noteholder has the right to acquire the balance of the shares which were not acquired with the proceeds of the note for cash at the option prices. In relation to an acquisition agreement, two individuals purchased an aggregate of 200,000 warrants at $0.01 each. Each warrant is exercisable for one share of common stock at $1.20 per share through February 20, 2000, and $1.80 per share expiring February 20, 2001. The Company also issued a $100,000 convertible debenture with the right to convert to common stock at a price of $2.00 per share, or 50,000 shares through April 30, 2001.

The issuances underlying these warrants have been assumed by the Company, however, based on the exchange formulas as part of the Securities Exchange Agreement between the Company and Progressive-Florida and the Merger Agreement between Progressive-Florida and CCC Communications, the number of warrants equals an aggregate of 124,720 with exercise prices ranging from $3.79 to $10.17 per share.

NOTE 16 - OTHER RELATED PARTY TRANSACTIONS

The Company pays commissions to Communications Group of America ("CGA"), which is a telecommunications sales organization owned by the wife of an officer and director of the Company. Commissions paid to CGA for the period ended September 30, 1999 were $143,101 and accounts payable to CGA was $20,895 as of September 30, 1999.


NOTE 17 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS - The Company has written employment agreements with certain key employees. The documents set forth terms of employment, termination, compensation, etc. The employment terms range from two to five years. Annual base salaries range from $30,000 to $140,000 for the year ended September 30, 1999. All agreements provide for additional employee benefits. Certain of the agreements also contain covenants-not-to-compete for two years following termination of the agreements.

LONG DISTANCE CARRIER AGREEMENTS - CCC has entered into agreements with various wholesale long distance carriers to procure service for wholesale and retail resale. The terms of the agreements vary. In certain agreements, CCC has committed to maintaining minimum monthly usage levels or pay the difference between the agreed upon minimum and the actual usage.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEPENDENT AGENT AGREEMENTS - CCC has signed independent agent (IA) agreements with various parties, authorizing them to sell phone service to customers. The agreements specify various rates of commission at which the IA will be paid, as well as the circumstances and timing of payment. CCC agrees to continue paying an agent commission on customer usage, even if the agreement is terminated.

LETTERS OF CREDIT - The Company has three unused letters of credit totaling $250,000 at September 30, 1999 for its long distance and wireless carriers. One letter of credit is supported by a $35,000 and a $15,000 certificate of deposit. The Company has $50,000 in deferred charges related to a second letter of credit (see Note 9). Finally, the Company pays a minimum monthly charge of $3,000 to a third party in exchange for a $150,000 letter of credit.

OPERATING LEASES - The Company leases office space at six locations throughout the United States. These leases contain various renewal terms and escalation clauses with lease terms expiring through December 2002. Total rent expense was $169,798, $68,415, and $12,307 in 1999, 1998, and 1997, respectively. Future minimum rental commitments due under operating leases with initial or remaining terms greater than 12 months as of September 30, 1999 are as follows:

                         =====================================================
                                                                Minimum
                         Year ending September 30,            Commitments
                         ----------------------------------------------------
                         2000                               $    117,865
                         2001                                     96,836
                         2002                                     91,346
                         2003                                     23,058
                         -----------------------------------------------------

                         Total                              $    329,105
                         =====================================================


CONSULTING AGREEMENT - On June 8, 1997, the Company entered into a consulting agreement with a financial consultant as part of their efforts to raise capital for the Company. The agreement provided for fees based on capital raised and the issuance of stock options. On April 1, 1998, a new service agreement was written with the consultant for services to be paid through the issuance of 50,000 shares of common stock and a one-time cash payment of $45,000. As of September 30, 1999, performance on the above agreement was in dispute, and no liability has been recorded in these financial statements. The financial consultant retained an attorney and alleged breach of contract. No suit had been filed as of the date of these financial statements, however, the consultant has demanded arbitration under the terms of the agreement.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 18 - LITIGATION, CLAIMS AND ASSESSMENT

During 1999, a lawsuit was filed against the Company and the two principals of the Company, individually, alleging breach of fiduciary duties while the two principals were employees of a cable television and satellite installation company. In addition, the suit alleges usurped corporate opportunities belonging to the other company, tortious interference with business relations, misrepresentations, and the taking of business belonging to the other company, resulting in the ultimate demise of the cable television and satellite installation company. It is management's belief that the allegations are without merit, that the outcome appears to be favorable, and they intend to vigorously defend and/or prosecute these matters.

On June 28, 1999, the Company entered into a settlement agreement, which was the result of a lawsuit filed by a stockholder. Under the terms of the agreement, the Company is to pay a total of $52,372 in equal installments over a ten-month period commencing June 28, 1999. This agreement settles liabilities associated with a $30,000 note originally issued as part of a subscription agreement due February 17, 1999, as well as $18,000 originally provided by the stockholder to facilitate a marketing campaign which never commenced. The Company is behind on payments per the settlement agreement and the claimants are seeking to enforce the agreement. The Company is seeking to negotiate a resolution of the matter. In the event a resolution is not agreed upon, it is probable that a judgment will be entered against the Company.


NOTE 19 - SUBSEQUENT EVENTS

     From October 8, 1999 through December 17, 1999, a stockholder director of the Company, has funded the Company in the amount of $600,000, which had been evidenced by five promissory notes bearing intrest at the rate of 12%. The notes become due one year from the date of issuance.

On November 1, 1999, the Company furthered its plans to expand from a telecommunications company to a fully integrated provider of telecommunications and e-commerce services to businesses through the incorporation of two new subsidiaries, The Yellow Page Directory.com Corp. and Businessmall.com Inc.

Yellow Page Directory.com will be in the business of providing an internet directory targeting business owners. Businessmall.com will be an internet site focused on providing businesses with one stop for business products, services and information.

In connection with the start-up of these entities, the Company has planned a private offering to raise $5,000,000, selling up to 2,000,000 units at $2.50 per unit. Each unit would consist of one share of $.001 par value common stock and a one-year warrant to purchase one share of $.001 par value common stock for $2.50 share.

                   PROGRESSIVE TELECOMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 19 - SUBSEQUENT EVENTS (CONTINUED)

As of January 10, 2000, the Company raised $846,175 and issued 338,470 shares and warrants pursuant to this offering and the Company elected to terminate this offering.

On December 13, 1999, the Company issued 50,000 shares of common stock to a third party pursuant to a financial consulting agreement.

On December 22, 1999, the Company commenced a $3,000,000 private offering consisting of 60 units (the "units") for $50,000 per Unit, each consisting of a 9% Convertible Subordinated Debenture in the principal amount of $50,000 due December 1, 2001 (the "Debenture") and 33,333 three year warrants to purchase shares for $1.50 per share. Each Debenture is convertible into the Company's common stock at the rate of $1.50 per share. As of January 10, 2000, the Company raised $682,500 and issued 455,000 warrants pursuant to this offering. As of the date hereof, this offering is ongoing.

On December 29, 1999, the Company entered into a letter of intent to acquire all of the outstanding shares of CORPHQ, Inc. at the rate of $1.50 per share payable in shares of the Company's common stock. Subject to due diligence, it is anticipated that the acquisition will be completed during the Company's second fiscal quarter.