Form 10QSB
period 1999-12-31
PROGRESSIVE TELECOMMUNICATIONS CORP
filed 2000-02-14
CIK 806277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d)
Securities Exchange Act of 1934
for Quarterly Period Ended December 31, 1999

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d)
of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number                         0-15413


Progressive Telecommunications Corporation

----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Nevada                                        95-3480640

----------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
  incorporation or organization)

601 Cleveland Street, Suite 930, Clearwater, Florida 33755

----------------------------------------------------------------------------
(Address of principal executive offices, Zip Code)



(727) 466-9898

----------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No [   ]

The number of outstanding shares of the registrant's common stock, par value $.001 as of January 20, 2000 is 9,760,967







PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
PROGRESSIVE TELECOMMUNICATIONS CORPORATION
CONDENSED BALANCE SHEETS

			    DECEMBER 31, 1999  SEPTEMBER 30, 1999

				    (NOTE 1)	      (NOTE 1)
				   (Audited)	     (Unaudited)


                                      ASSETS
Current assets:
Cash and cash equivalents	$     303,743	$       33,346
Certificates of deposit		       52,602		52,133
Notes receivable		      127,900          100,000
Accounts receivable, net	      270,811	       541,545
Inventory	                       10,948	        35,478
Prepaid and other assets	       30,000	        45,035
Total current assets	              796,004	       807,537

Property and equipment, net	    1,222,972	       944,392

Other assets:
	Goodwill, net	            4,291,571	     4,348,039
	Intangible assets, net	      316,291	       205,174
	Deferred charges	       51,413	        50,000
	Deposits	               60,118	        27,002
	Total other assets	    4,719,393	     4,630,215
	Total assets	        $   6,738,369	 $   6,382,144

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		  $  1,015,075	  $   1,380,378
Accrued liabilities:
Accrued payroll and taxes	       606,359	        567,378
		Other	               360,411	        599,064

Convertible debentures	       		228,000	            -
Notes payable to related parties	906,025	 	 41,200
Lines of credit	    			 32,764	         32,834
Current maturities of long-term debt	119,556	        139,386
Current portion of capital lease obligation141,712	143,466
Deposits on unissued common stock       438,800         151,000
	Total current liabilities     3,848,702      3,545,706

Long-term liabilities:
Long-term debt, net of current maturities100,030	207,334
Long-term portion of capital             21,974		 56,886
lease obligation

		Total liabilities      3,970,706      3,718,926

Minority interest			 747,303	747,303

Stockholders' equity:
Common stock par value $.001, 50,000,000
shares authorized, 9,014,467 and 8,222,122
shares issued and outstanding at December 31,
1999 and September 30, 1999, respectively	9,014	  8,222

Additional paid-in capital	      10,350,309      8,546,226

	Accumulated deficit	      (8,338,963)     (6,638,533)
	Total stockholders' equity     2,020,360       1,915,915
				    $  6,738,369    $  6,382,144

The accompanying notes are an integral part of these financial statements.



PROGRESSIVE TELECOMMUNICATIONS CORPORATION
CONDENSED STATEMENT OF OPERATIONS



					THREE MONTHS ENDED
					DECEMBER 31,

       					 1999		   1998

REVENUES: 		 	  $   1,425,503	      $   105,131

COSTS AND EXPENSES:
Cost of sales	            	      1,116,586	           79,061
Selling, general & administrative     2,021,066		  889,269
	    			      3,137,652	          968,330

OPERATING LOSS	 		     (1,712,149)	 (863,199)

OTHER INCOME (EXPENSE)	        	 11,720	          (26,033)

NET LOSS			    $(1,700,429)	$(889,232)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING	       8,541,848	 2,824,831

NET LOSS PER SHARE			   (.20)	     (.31)























Unaudited -- See accompanying notes to condensed financial statements.

PROGRESSIVE TELECOMMUNICATIONS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

		          		 Three Months Ended
		                	      December 31,

		        		     1999	       1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss				$(1,700,429)	$   (889,232)
Adjustments to reconcile net loss to
net cash flows used in operating activities:
	Depreciation and amortization       130,272	       8,450
	Bad debt expense		     10,365	      16,801
	Issuance of stock for services	    846,250	     475,000
	Decrease in accounts receivable	    260,369	       2,877
	(Increase) in notes receivable	   (27,900)	         -
	Decrease in inventory		     24,530            	 -
	Decrease (increase) in prepaid
	and other		             13,152          (53,000)
	(Decrease) increase in accounts
	payable		                   (326,322)	      203,217
	(Decrease) in accrued expenses	   (113,653)	     (22,576)

Net cash flows used in operating activities(883,366)	    (258,463)

CASH FLOWS FROM INVESTING ACTIVITIES:

	Purchase of property and equipment  (332,479)	      (4,765)
	Purchase of intangible assets	    (131,022)	           -
	Decrease in loans to stockholders	-	       11,150
	(Increase) in deposits		     (33,116)	      (25,000)

	Net cash (used for) investing
		activities		    (496,617)	      (18,615)

CASH FLOWS FROM FINANCING ACTIVITIES:

	Issuance of common stock	     603,500	        54,954
	Proceeds from deposits on unissued
		common stock		     291,750	           -
	Increase (decrease) in loans from
	stockholders             	     591,000		(7,000)
	Increase in convertible debentures   228,000	           -
	Proceeds from line of credit		(70)	        291,200
	Payments on capital lease
	obligations			    (36,666)               -
	Payments on long-term debt          (27,134)	           -

	Net cash flows provided by
	financing activities		   1,650,380	        339,154

NET CHANGE IN CASH AND CASH EQUIVALENTS	     270,397	         62,076
CASH AND CASH EQUIVALENTS,
	BEGINNING OF PERIOD		      33,346	          4,886

CASH AND CASH EQUIVALENTS, END OF PERIOD $   303,743	      $  66,962

SUPPLEMENTAL INFORMATION:

	Cash paid for interest		     $ 31,501		    $-
	Conversion of debt into common stock$ 230,125		    $-


Unaudited-See accompanying notes to condensed financial statements.

PROGRESSIVE TELECOMMUNICATIONS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1-BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If such differences prove significant and material, Progressive Telecommunications Corporation (the "Company") will file an amendment to this report on Form 10-QSB.









ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

NOTE CONCERNING FORWARD-LOOKING INFORMATION

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they: (1) discuss our future expectations; (2) contain projections of our future results of operations or of our financial condition; or (3) state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we have not accurately predicted or over which we have no control. These events may include future operating results, our efforts to address Year 2000 issues and potential competition, among other things. Cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this report could have a material adverse effect on our business, operating results and financial condition.

OVERVIEW

Progressive Telecommunications Corporation ("Progressive" or the "Company"), a Nevada corporation, is a fully-integrated provider of advanced telecommunications, communications management and e-commerce services to businesses. The Company plans to capitalize upon trends in technology convergence, marketplace preference for single source suppliers and the advent of e-commerce in several ways. First, it manages global telecommunications services capable of transporting all types of voice, data and wireless communications. This includes all aspects of network planning and management, operation of switches, transmission capacity, enhances service delivery platforms, and billing systems. Second, it offers, through its OPUS division, a communications and messaging management service using human voice commands to manage voice, fax and e-mail messaging and communications from North America. Finally, the Company plans to offer an array of e-commerce applications enabling businesses of all kinds to utilize the Internet and World Wide Web. Combined, these capabilities enable Progressive to provide services in two areas to growing companies: communications and e-commerce.

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

RESULTS OF OPERATIONS

The Company had revenue from operations of $1,426,000 for the three months ended December 31, 1999 compared to $105,000 in the three months ended December 31, 1998. Gross profit for the three months ended December 31, 1999 was $309,000 compared to $26,000 for the three months ended December 31, 1998. The significant increases in revenue and gross profit were due to the acquisition of CCC Communications Corporation as of December 31, 1998.

Selling, general and administrative expenses were $2,057,000 for the three months ended December 31, 1999 compared to $889,000 in the three months ended December 31, 1998. The increase in expenses resulted from the acquisition of CCC Communications Corporation and the start-up of The Yellow Page Directory.Com Corp., BusinessMall.Com, Inc., and Opus (tm) Assistant, Inc.








LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $883,000 for the three months ended December 31, 1999 compared to $258,000 for the comparable period in 1998. The change was primarily due to increased operating expenses from the acquisition of CCC Communications Corporation and increases in accounts payable.

Net cash used for investing activities was $497,000 for the three months ended December 31, 1999 compared to $19,000 for the comparable period in 1999. The increase is primarily due to leasehold improvements on a new facility for The Yellow Page Directory.Com Corp.

Net cash provided by financing activities was $1,650,000 for the three months ended December 31, 1999 compared to $339,000 for the comparable period in 1998. During the three months ended December 31, 1999, the Company raised $895,000 through private placements, received $600,000 from a stockholder, and issued $228,000 in convertible debentures.


Part II

ITEM 1 - LEGAL PROCEEDINGS


We are involved in legal proceedings from time to time, none of which we believe, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS



ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

		Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		Not applicable.

ITEM 5 - OTHER INFORMATION

		Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed herewith:

Exhibit 27.1 Financial Data Schedule






SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESSIVE TELECOMMUNICATIONS CORPORATION

Dated:  December 30, 1999                  By:   /s/ Barry L. Shevlin

--------------------------
                                           	Barry L. Shevlin
				         	Chief Executive Officer


EXHIBIT 27

ARTICLE 	5
MULTIPLIER

PERIOD - TYPE	3 MONTHS
FISCAL YEAR END	SEPTEMBER 30, 2000
PERIOD END	DECEMBER 31, 1999
CASH SECURITIES                                     $356,345
RECEIVABLES                                         $270,811
ALLOWANCES                                                 0
INVENTORY                                            $10,948
CURRENT ASSETS                                      $796,004
DEPOSIT                                              $60,118
PP&E                                              $1,472,363
DEPRECIATION                                        $249,391
TOTAL ASSETS                                      $6,738,369
CURRENT LIABILITIES                               $3,848,702
BONDS                                                      0
COMMON                                                $9,014
OTHER - SE                                        $2,011,346
TOTAL LIABILITY AND EQUITY        		  $6,738,369
SALES                                             $1,425,503
TOTAL REVENUES                                    $1,425,503
CGS                                                        0
TOTAL COSTS                                       $3,137,652
OTHER EXPENSES                                       $11,720
LOSS PROVISION                                             0
INTEREST EXPENSE                                     $31,271
INCOME PRETAX                                              0
INCOME TAX                                                 0
NET LOSS                                         $(1,700,429)
EPS PRIMARY                                            $(.20)
EPS DILUTED                                            $(.20)

9