Form 10QSB/A
period 1999-12-31
PROGRESSIVE TELECOMMUNICATIONS CORP
filed 2000-02-15
CIK 806277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
AMENDMENT 1 TO FORM 10-QSB

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

Yes  [X]      No [   ]

The number of outstanding shares of the registrant's common stock, par value $.001 as of February 2, 2000 is 10,062,406







PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
PROGRESSIVE TELECOMMUNICATIONS CORPORATION
CONDENSED BALANCE SHEETS

			    DECEMBER 31, 1999  SEPTEMBER 30, 1999





                        				     (NOTE 1)	      (NOTE 1)
				                            (Audited)	     (Unaudited)


                                      ASSETS
Current assets:
Cash and cash equivalents  	$     303,743	$       33,346
Certificates of deposit		          52,602	       	52,133
Notes receivable		                 127,90        100,000
Accounts receivable, net	         270,811	       541,545
Inventory	                         10,948	        35,478
Prepaid and other assets	          30,000	        45,035
Total current assets	             796,004	        807,537

Property and equipment, net	    1,222,972	        944,392

Other assets:
	Goodwill, net      	            4,291,571	     4,348,039
	Intangible assets, net     	      316,291	       205,174
	Deferred charges	                  51,413	        50,000
	Deposits	                          60,118	        27,002
	Total other assets	             4,719,393	     4,630,215
	Total assets	               $   6,738,369	 $   6,382,144

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable          		  $  1,015,075	  $   1,380,378
Accrued liabilities:
Accrued payroll and taxes	         606,359	        567,378
		Other	                           360,411	        599,064

Convertible debentures	          		228,000	            -
Notes payable to related parties  	906,025	 	       41,200
Lines of credit	    			             32,764	         32,834
Current maturities of long-term debt	119,556	      139,386
Current portion of capital lease obligation141,712	143,466
Deposits on unissued common stock  438,800         151,000
	Total current liabilities       3,848,702       3,545,706

Long-term liabilities:
Long-term debt, net of current maturities100,030	207,334
Long-term portion of cap            21,974		        56,886
lease obligation

		Total liabilities               3,970,706      3,718,926

Minority interest	               		 747,303       	747,303

Stockholders' equity:
Common stock par value $.001, 50,000,000
shares authorized, 9,014,467 and 8,222,122
shares issued and outstanding at December 31,
1999 and September 30, 1999, respectively	9,014	  8,222

Additional paid-in capital	      10,350,309      8,546,226

	Accumulated deficit	           (8,338,963)     (6,638,533)
	Total stockholders' equity      2,020,360       1,915,915
				                          $  6,738,369    $  6,382,144

The accompanying notes are an integral part of these financial statements.



PROGRESSIVE TELECOMMUNICATIONS CORPORATION
CONDENSED STATEMENT OF OPERATIONS



                					THREE MONTHS ENDED
				                   	DECEMBER 31,

         			           		 1999		             1998

REVENUES: 	    	 	  $   1,425,503	      $   105,131

COSTS AND EXPENSES:
Cost of sales	         1,116,586	             79,061
Selling, general & administrative     2,021,066		  889,269
	              			      3,137,652	          968,330

OPERATING LOSS	 		     (1,712,149)       	 (863,199)

OTHER INCOME (EXPENSE   	 11,720            (26,033)

NET LOSS			           $(1,700,429)       	$(889,232)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING 8,541,848	    2,824,831

NET LOSS PER SHARE			         (.20)	            (.31)























Unaudited -- See accompanying notes to condensed financial statements.

PROGRESSIVE TELECOMMUNICATIONS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

		          		 Three Months Ended
		                	      December 31,

		        		     1999	       1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss				$(1,700,429)	$   (889,232)
Adjustments to reconcile net loss to
net cash flows used in operating activities:
	Depreciation and amortization       130,272	       8,450
	Bad debt expense		                   10,365	      16,801
	Issuance of stock for services	     846,25	      475,000
	Decrease in accounts receivable	    260,369	       2,877
	(Increase) in notes receivable	    (27,900)  	         -
	Decrease in inventory       		     24,530            	 -
	Decrease (increase) in prepaid
	and other		                        13,152          (53,000)
	(Decrease) increase in accounts
	payable		                         (326,322)	      203,217
	(Decrease) in accrued expenses	   (113,653)	     (22,576)

Net cash flows used in operating activities(883,366)	    (258,463)

CASH FLOWS FROM INVESTING ACTIVITIES:

	Purchase of property and equipment  (332,479)	      (4,765)
	Purchase of intangible assets	      (131,022)	           -
	Decrease in loans to stockholder      -              11,150
	(Increase) in deposits        		     (33,116)	      (25,000)

	Net cash (used for) investing
		activities	                   	    (496,617)	      (18,615)

CASH FLOWS FROM FINANCING ACTIVITIES:

	Issuance of common stock	             603,500	        54,954
	Proceeds from deposits on unissued
		common stock		                       291,750	           -
	Increase (decrease) in loans from
	stockholders             	            591,000	      	(7,000)
	Increase in convertible debentures    228,000	           -
	Proceeds from line of credit	          	(70)	        291,200
	Payments on capital lease
	obligations			                       (36,666)               -
	Payments on long-term debt            (27,134)	           -

	Net cash flows provided by
	financing activities	           	   1,650,380	        339,154

NET CHANGE IN CASH AND CASH EQUIVALENTS   270,397	         62,076
CASH AND CASH EQUIVALENTS,
	BEGINNING OF PERIOD		                  33,346	          4,886

CASH AND CASH EQUIVALENTS, END OF PERIOD $   303,743	      $  66,962

SUPPLEMENTAL INFORMATION:

	Cash paid for interest           		     $ 31,501		    $-
	Conversion of debt into common stock   $ 230,125		    $-


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

The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

Additional Factors That May Affect Future Results

Future Operating Results    Future operating results may be impacted by a number
of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the acceptance of the BusinessMall by small and mid-sized businesses, and the Company's ability to manage expense levels.

Need for Additional Capital    As of December 31, 1999, the Company had
approximately $356,000 of cash and short term investments. The Company has experienced negative cash flows since inception and expects the negative cash flow to continue until significant revenue is generated by the Company's subsidiaries. The Company expects that the monthly negative cash flow will decrease as a result of increased activities related to BusinessMall.Com. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's internet websites. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

Stock Price Fluctuations     The Company's participation in a highly competitive
industry often results in significant volatility in the Company's common stock price. This volatility in the stock price is a significant risk investors should consider.

Forward Looking Statements     This report contains certain forward-looking
statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

		None

Item 2:	Changes in Securities and Use of Proceeds

		(a)	None

		(b)	None

		(c)	None

		(d)	Not Applicable

Item 3.	Defaults upon Senior Securities

		None

Item 4.	Submission of Matters to a Vote of Security Holders

		None

Item 5.	Other Information

On January 17, 2000, Mr. Thomas Chubokas resigned as president of Progressive Telecommunications Corporation (the "Company"). Mr. Chubokas will remain with the Company as either President or Director of Operations of StormTel, Inc. a subsidiary of the Company. In addition, Mr. Chubokas declined to being nominated a director of the Company for next year. Accordingly, on March 24, 2000, the date of the Company' annual Meeting, Mr. Chubokas' term as a director will expire.

Item 6.   	Exhibits and Reports on Form 8-K

	(a)	The following exhibits are filed as part of this report:

	27	Financial Data Schedule

(b)	Reports on Form 8-K

(i)	An Amendment to Form 8-K was filed by the Company dated as of July 30,
1999 and filed October 13, 1999;

(ii)	A Form 8-K was filed by the Company dated as of October 1, 1999 and filed October 6, 1999;

(iii)	An Amendment to Form 8-K was filed by the Company dated as of October 1,
1999 and filed November 15, 1999.

(iv)	A Form 8-K was filed by the Company dated as of December 29, 1999 and filed January 12, 2000.


 SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   February 14, 2000			PROGRESSIVE TELECOMMUNICATIONS
							CORPORATION



						By:/s/ Barry L. Shevlin
						Barry L.Shevlin, CEO and
						Principal Executive and
						Financial Officer


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