Form 10QSB
period 2000-03-31
BUSINESS MALL COM INC
filed 2000-05-18
CIK 806277

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                         ________________________


                              FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the Quarter Period Ended
March 31, 2000	                                			 Commission File No. 0-15413


                          BUSINESSMALL.COM, INC.
           (Exact name of Registrant as specified in its Charter)

          		Nevada           				         	             95-3480640
  (State or jurisdiction of
 incorporation or organization)    	         (IRS Employer Identification No.)

601 Cleveland Street, Suite 930, Clearwater, Florida				          33755
(Address of Principal Executive Office)	                   					(Zip Code)

Registrant's telephone number, including area code:	  (727) 507-3555

Former name, former address and former fiscal year, if changed since last report: Progressive Telecommunications Corporation

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              					Yes   [   X   ]  		No   [       ]


As of May 1, 2000, there were 13,133,685 shares of Common Stock, $.001 par value outstanding.

PART I - FINANCIAL INFORMATION
Item 1:    Financial Statements


                            BUSINESSMALL.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                               MARCH 31, 		      SEPTEMBER 30,
                                                 2000 	               1999
              		                               (NOTE 1)		           (NOTE 1)
							                                      (Unaudited)
             ASSETS

Current assets:
	Cash and cash equivalents                	$  2,581,220           $     33,346
	Certificates of deposit	                       138,077                	52,133
	Notes receivable	                              126,429               	100,000
	Accounts receivable, net	                      380,927               	541,545
	Inventory	                                       6,037                	35,478
	Prepaid and other                              230,500	                45,035

       	Total current assets	                 3,463,190                807,537


Property and equipment, net                  	3,171,569	               944,392

Other assets:
	Goodwill, net                               	4,735,103             	4,348,039
	Intangible assets, net	                        457,587               	205,174
	Deferred charges	                               50,941                	50,000
	Deposits	                                       57,786	                27,002


     	Total other assets	                     5,301,417	             4,630,215


      Total assets                       	$  11,936,176           	$ 6,382,144


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable                        	$  1 ,228,993         	 $  1,380,378
	Accrued liabilities:
		Accrued payroll and taxes	                    777,418	               567,378
		Other	                                         79,661	               599,064

	Convertible debentures                      	2,002,500                     	-
	Notes payable to related parties	              117,625	               441,200
	Lines of credit	                                36,736                	32,834
	Current maturities of long-term debt	          114,892	               139,386
	Current portion of capital lease obligation	   123,773               	143,466
	Deposits on unissued common stock	                   -	               151,000

    		Total current liabilities	              4,481,598	             3,454,706

Long-term liabilities:
	Long-term debt, net of current maturities	      87,500	               207,334
	Long-term portion of capital lease obligation	  53,333         	       56,886


      Total liabilities	                      4,622,431	             3,718,926

Minority interest                              	747,303	               747,303

Stockholders' equity:
	Common stock par value $.001, 50,000,000
	shares authorized, 13,115,806 and 8,222,122
	shares issued and outstanding at March 31,
	2000 and September 30, 1999, respectively      	13,116                 	8,222

	Additional paid-in capital                 	19,773,958            		8,546,226

	Accumulated deficit	                       (13,220,632)	           (6,638,533)
	Total stockholders' equity	                  6,566,442         	    1,915,915
		                                        $  11,936,176          	$  6,382,144



     Unaudited - See accompanying notes to condensed financial statements

                            BUSINESSMALL.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                    MARCH 31,                   MARCH 31,
                               2000           1999         2000          1999
                           (Unaudited)    (Unaudited)   (Unaudited)  (Unaudited)


REVENUES:                 $  1,168,200  	$ 1,330,567  	$ 2,593,703  $ 1,435,698

COSTS AND EXPENSES:
	Cost of sales                	925,668    	1,124,863    	2,042,254   	1,203,924
	Selling, general &
   administrative           	3,694,500    	1,021,114	    5,658,031    1,910,383
	                            4,620,168	    2,145,977	    7,700,285	   3,114,307

OPERATING LOSS             	(3,451,968)    	(815,410)	  (5,106,582)	 (1,678,609)

OTHER INCOME (EXPENSE):
	Other income                  	21,952       	16,460       	64,943           	-
	Interest expense	          (1,367,642)     	(63,413)	  (1,398,913)	    (63,413)
	Amortization expense	         (84,010)     	(14,243)	    (141,545)    	(23,816)

                          		(1,429,700)     	(61,196)  	(1,475,515)    	(87,229)

NET LOSS                  $ (4,881,668)  	$ (876,606) $ (6,582,097) $(1,765,838)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING 	10,721,654    	3,219,020    	9,625,658   	2,985,059

NET LOSS PER SHARE -	           	$(.46)        $(.27)        $(.68)      $(.59)
 BASIC AND DILUTED



         Unaudited -- See accompanying notes to condensed financial statements.

                            BUSINESSMALL.COM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
		                                                             March 31
										                                                2000  	        1999
                                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Loss			                                        	$ (6,582,097)	$ (1,765,838)
	Adjustments to reconcile net loss to
		net cash flows used in operating activities:
		  Depreciation and amortization	                       	357,461       	62,142
		  Bad debt expense		                                     20,946            	-
		  Issuance of stock for services and interest         4,925,841    	1,368,380
		  Change in assets and liabilities
		  	Decrease in accounts receivable	                    	139,671       	81,947
			(Increase) in notes receivable		                       (26,429)	           -
			Decrease in inventory		                                 29,441            	-
			Decrease (increase) in prepaid and other		              14,535	     (808,566)
			(Decrease) increase in accounts payable		             (151,384)     	145,483
			(Decrease) in accrued liabilities                     (309,364)     (223,626)

	Net cash flows used in operating activities	      	   (1,581,379)	  (1,140,078)

CASH FLOWS FROM INVESTING ACTIVITIES:

	Cash acquired from acquisition                               		-    		  21,709
	Purchase of property and equipment		                  (1,079,009)     	(30,338)
	Increase in notes receivable		                                 -      	(36,633)
	Purchase of intangible assets		                         (281,022) 	          -
	Increase in advances to stockholders	                         	-       	(7,350)
	(Increase) in certificates of deposit		                  (85,944)           	-
	Increase (decrease) in deposits and deferred charges		   (31,725)       76,847

	Net cash provided by (used in) investing activities	   1,477,700)       24,235

CASH FLOWS FROM FINANCING ACTIVITIES:

	Issuance of common stock                             		3,268,500      	304,000
	Increase (decrease) in loans from stockholders		         499,625      	(19,000)
	Increase in convertible debentures		                   2,002,500            	-
	Net advances under line of credit           		             3,902      	810,321
	Proceeds from issuance of notes payable		                      -      	330,100
	Payments on long term debt                             	(144,328)           	-
	Payments on capital lease obligations	                  	(23,246)    	(251,504)

	Net cash flows provided by financing activities	 	     5,606,953	    1,173,917

NET CHANGE IN CASH AND CASH EQUIVALENTS	               	2,547,874       	58,074
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		           33,346	        7,730

CASH AND CASH EQUIVALENTS, END OF PERIOD	          	  $ 2,581,220    	$  65,804

SUPPLEMENTAL INFORMATION:

	Cash paid for interest		                                $ 31,501      $ 35,726

	Conversion of debt into common stock		               $   823,200      $      -
	Common stock issued for property and equipment		     $ 1,364,085      $      -
	Common stock issued for acquisition,	                $   500,000      $      -
   all recorded to goodwill



     Unaudited-See accompanying notes to condensed financial statements.

                          BUSINESSMALL.COM, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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



NOTE 2 - ACQUISITIONS

During 2000, the company acquired the assets of The Yellow Page Directory, Inc. in a business combination accounted for as a purchse. The Company purchased the fixed assets, URL domain name, and customer relationships for 200,000 of common stock. At March 31, 2000, the entire $500,000 purchase price has been allocated to good will.


NOTE 3 - NOTES PAYABLE

The Company issued 9% convertible debentures due December 31, 2001 in the aggregate ammount of $ 502,500. As of March 31, 2000, the Company had an aggregate ammount pf 502,500 of these debentures issued and outstanding.

Each debenture allows the holder to convert, in whole or part, into shares of the Company's common stock at a fixed conversion rate of $1.50 per share. In connection with the issuance of these debentures, for each $1.50 invested, the debenture holder also received one common stock purchase warrant. Each of these warrants are exercisable at the rate of $1.50 per share, are immediately exercisable and expire on December 31, 2002.


The Company issued 10% convertible subordinated debentures due March 31, 2003 in the aggregate principal amount of $1,500,000. Interest is payable in cash or in shares of common stock at the holder's option, upon conversion, redemption or maturity. These debentures have a variable conversion price, equal to the lower of .75 of the average closing bid price of the Company's common stock for the ten trading days preceding (x) the Initial Closing Date or (y) the conversion date, with a minimum conversion price of $1.00 per share. Based on the closing date the conversion price of these debentures was $3.44 per share. In conjunction with the issuance of this debenture the company issued to the purchaser 375,000 common stock purchase warrants. The warrants are exercisable at a price of $3.88 per share and expire March 31, 2003. Contemporaneously with the execution of the debenture, the company placed 1,148,196 shares of common stock with an escrow agent for the conversion of the debentures and warrants. The common shares are not considered outstanding at March 31, 2000.

The company recognized approximately $672,000 of interest expense for the beneficial conversion features associated with these debentures during the three and six months ended March 31, 2000.


NOTE 4 - STOCKHOLDER'S EQUITY

Private Placement shares

During the six months ended March 31, 2000, the Company has raised approximately $3.4 million in a private placement offering at $2.50 per share (1,367,800 shares). Each share issued is accompanied by a one-year warrant to purchase one additional share at a price of $2.50.

Shares issued for service

During the six months ended MArch 31, 2000, the Company issued approximately $3.1 million of its common stock in lieu of payment for the fair value of services rendered. The stock was valued at $2.50 per share.

Shares issued to Retire Debt

During the six months ended March 31, 2000, the Company issued 635,642 shares of common stock in exchange for the retirement of approximately $1 million of indebtedness with third-party investors.

The company also issued 1,020,470 shares of common stock to related parties in exchange for the retirement of approximately $900,000 of indebtedness. These shares were recorded at a value of $1.50 per share, resulting in approximately $700,000 milliom being recorded as interest expense.

Other Transactions

In conneciton with employment and consulting agreements, the Company issued warrants and options to purchse approximately 760,000 shares of common stock at $2.50 during the six months ended March 31, 2000.

NOTE 5 - SEGMENT INFORMATION

The Company is currently operating in two-industry segments: Internet directory and business-to-business e-commerce ("BusinessMall.com") and advanced telecommunications services, including local and long distance telephone services ("CCC Communications"). The following is operating information for these industry segments for the six months ended March 31, 2000;

                                                  CCC
                        BusinessMall.com     Communications        Total

Revenue:               $     4,104            $ 2,589,599      $ 2,593,703
Operating Loss:         (4,851,255)            (  255,327)      (5,106,582)
Total Assets:           10,554,879              1,381,297       11,936,176

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

BusinessMall.com (the "Company"), a Nevada Corporation, is both an Internet portal and e-commerce site focused on providing businesses a one stop solution for all of their business product, service and information needs, as well as providing a safe and secure place for them to conduct business, all under one virtual roof. BusinessMall.com was developed to raise the standards in products and services and to become the industry leader of business-to-business (B2B) commerce on the Internet by providing businesses worldwide a universal platform on which to transact business electronically. Specifically, BusinessMall.com targets the vast and lucrative SOHO (small office-home office) and SMB (small to mid size) market. BusinessMall.com has also implemented a customer/member support staff and technology infrastructure to promote the services provided on the BusinessMall, including access to live online customer service agents available twenty-four hours a day, seven days a week, that is unsurpassed in the B2B e-commerce industry.

The foundation of BusinessMall.com is TheYellowPageDirectory.com (YPD). The YPD is an Internet directory that provides enhanced listings and a multitude of bundled services to millions of business owners specifically targeting the SOHO and SMB markets. The YPD is housed in a recently opened 73,000 sq. ft. facility and works in conjunction with an E-Contact Solutions Center (E-csc) which has state-of-the-art computer telephony software and equipment. The facility can accommodate 1000+ people on site and at least three times that many virtual employees.

The Company continues to be a fully-integrated provider of advanced telecommunications and communications management services to businesses through its subsidiary, CCC Communications Corp (CCC). The Company manages global telecommunications services capable of transporting all types of voice, data and wireless communications. This includes all aspects of network planning and management, transmission capacity, enhanced service delivery platforms and billing systems.

Results of Operations

	The following table presents the percentage of total revenues for the periods indicated and changes from period to period of certain items included in the Company's Statements of Operations:


							               	Period to Period Percentage Changes


         		    	For the Three Months	 For the Six Months  For the Three Months    For the Six Months
			                Ended March 31	    	Ended March 31       Ended March 31          Ended March 31
          			       1999	     2000 		   1999     2000    		   1999 vs 2000 	          1999 vs 2000

Sales (net)      		 100%	      100%   	100%       100%		         (12%)	               	   81%
Cost of Sales		      85%	       79%  	  84%        79% 	         (18%)                 		 70%
Gross Profit		       15%	       21%  	  16%	       21% 		         18% 		                 138%
Selling,general &
 administrative
 expenses  	         76%	      317% 	  133%	      218%		         262%		                  196%
Operating Loss		    (61%)	    (296%) 	(117%)	    (197%)	         323%		                  204%
Total Other income
       (expense)		  ( 5%)	    (122%) 	(  6%) 	   ( 57%)	       2,236% 	                1,592%
Net Loss			         (66%)	    (418%) 	(123%)	    (254%) 	        457% 	               	  273%


THREE AND SIX MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE AND SIX MONTHS ENDED MARCH 31, 1999

The Company had revenue from operations of $1,168,000 for the three months ended March 31, 2000 compared to $1,331,000 during the three months ended March 31, 1999. Gross profit for the three months ended March 31, 2000 was $243,000 compared to $206,000 for the three months ended March 31, 1999. The decrease in revenue is attributable to increased competition in the telecommunications business. Gross profits increased because of the higher gross profit margins on the telecommunications business.

The Company had revenue from operations of $2,594,000 for the six months ended March 31, 2000 compared to $1,436,000 during the six months ended March 31, 1999. Gross profit for the six months ended March 31, 2000 was $551,000 compared to $232,000 for the six months ended March 31, 1999. The increase in revenue is attributable to acquisition of CCC Communications Corp in December 1998. Gross profits increased because of the higher gross profit margins for the telecommunications business.

Selling, general and administrative expenses were $3,695,000 for the three months ended March 31, 2000 compared to $1,021,000 for the three months ended March 31, 1999. The increase in expenses resulted from the start-up of The Yellow Page Directory.Com Corp. and BusinessMall.Com, Inc.

Selling, general and administrative expenses were $5,658,000 for the six months ended March 31, 2000 compared to $1,910,000 for the six months ended March 31, 1999. The increase in expenses is attributable to the acquisition of CCC Communications Corp in December 1998 and the start-up of The Yellow Page Directory.Com Corp. and BusinessMall.Com, Inc.

Liquidity and Capital Resources

Net cash used in operating activities was $1,581,000 for the six months ended March 31, 2000 compared to $1,140,000 for the comparable period in 1999. The change was primarily due to a net cash loss of $ 1,278,000 and a reduction in accounts payable and accrued expenses in the amount of $461,000. This was offset by a decrease in accounts receivable in the amount of $140,000.

Net cash used for investing activities was $1,478,000 for the six months ended March 31, 2000 compared to cash provided by investing activities of $24,000 for the comparable period in 1999. The increase is primarily due to leasehold improvements on a new facility for The Yellow Page Directory.Com Corp.

Net cash provided by financing activities was $5,607,000 for the six months ended March 31, 2000 compared to $1,174,000 for the comparable period in 1999. During the six months ended March 31, 2000, the Company raised $3,269,000 through private placements, received $600,000 from a stockholder, and issued $2,002,000 in convertible debentures.

Inflation

The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

Additional Factors That May Affect Future Results

Future Operating Results - Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the acceptance of the BusinessMall by small and mid-sized businesses, and the Company's ability to manage expense levels.


Need for Additional Capital - As of March 31, 2000, the Company had approximately $ 2,581,000 of cash and short-term investments. The Company has experienced negative cash flow since inception and expects negative cash flow to continue until significant revenue is generated by the Company's subsidiaries. The Company expects that the monthly negative cash flow will decrease as a result of increased activities related to BusinessMall.com. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's internet websites. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

Stock Price Fluctuations - The Company's participation in a highly competitive industry often results in significant volatility in the Company's common stock price. This volatility in the stock price is a significant risk investors should consider.

Forward Looking Statements - This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn effect the Company's financial position and results of operations.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is a party to litigation, which arise, in the normal course of business. There is no litigation pending that, if determined adversely, would have a material effect upon the business or financial condition of the Company.

During 1999, a lawsuit was filed against the Company and the two principals of the Company, individually, alleging breach of fiduciary duties while the two principals were employees of a cable television and satellite installation company. In addtion, the suit alleges usurped corporate opportunities belonging to the other company, tortious interference with business relations, misrepresentations, and the taking of business belonging to the other company, resulting in the ultimate demise of the cable television and satellite installation company. It is management's belief that the allegations are without merit, that the outcome appears to be favorable, and they intend to vigorously defend and/or prosecute these matters.

On April 17, 2000, the Company was named as defendant in an arbitration filed with the American Arbitration Association in Orlando, Florida. The Claimant, Matthew Gillio and Matthew Gillio Enterprises, Ltd. allege claims of breach of fiduciary duty and fraud. The claim arises out of certain agreements entered into between the Company's majority owned subsidiary and the claimant. The claim seeks $45,000 and securities of the Company. The Company forwarded the statement of claim to its litigation counsel and is awaiting advice as to how to proceed. The Company's position is that Mr. Gillio provided absolutely no services on its behalf and, in fact, directed the Company to enter into agreements with third parties without receiving any benefit in return. The Company intends to defend this matter vigorously and is contemplating making a counterclaim against Mr. Gillio.

Item 2:      Change in Securities and Use of Proceeds

            (a)     None
            (b)     None
            (c)     None
            (d)     Not Applicable

Item 3. Defaults upon Senior Securities

             None

Item 4. Submission of matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on March 24, 2000, pursuant to written notice and the Company's bylaws. The total number of the Company's shares outstanding on February 21, 2000, the record date of the meeting, was 11,608,922 of which 8,421,347 were present, in person or by proxy. The following persons were nominated by management and each was elected to serve as director until the next annual meeting of stockholders:


		Barry L. Shevlin
		James C. Watson
		Dr. Howard Tackett
		Michael Kogan
		Charles M. Meeks
		James E. Wallace

	The following matters were submitted to stockholders and adopted by the requisite vote of a majority of the shares present and voting on the matter:

                        							             For      	  Against	       Abstain


	To approve the Company's 2000
	  Equity Incentive Plan	             		 7,646,533	      33,838	        18,905

	To approve an amendment to the
	  Company's Certificate of Incorp-
	  oration changing its name to
	  BusinessMall.com, Inc.             			8,401,936	      15,646          3,765


Item 5.	Other Information

   None

Item 6.   	Exhibits and Reports on Form 8-K

	(a)	The following exhibits are filed as part of this report:

     	27	Financial Data Schedule

 (b)	Reports on Form 8-K

      (i)	A Form 8-K was filed by the Company dated as of December 29, 1999 and filed January 12, 2000.

     (ii)	A Form 8-K was filed by the Company dated February 10, 2000 and filed February 15, 2000.

    (iii)	A Form 8-K was filed by the Company dated April 12, 2000 and filed
          April 12, 2000.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 18, 2000	                   		BUSINESSMALL.COM, INC.



                                   						By: 	/s/ Barry L. Shevlin
                                             Barry L. Shevlin, CEO and
                                             Principal Executive and
                                             Chief Financial Officer

EXHIBIT 27

ARTICLE 	5
MULTIPLIER

PERIOD - TYPE                            	6 MONTHS
FISCAL YEAR END	                SEPTEMBER 30, 2000
PERIOD END	                         MARCH 31, 2000
CASH 	                                  $2,581,220
RECEIVABLES                               $961,349
ALLOWANCES                                $453,993
INVENTORY                                   $6,037
CURRENT ASSETS                          $3,463,190
DEPOSITS                                   $57,786
PP&E                                    $3,582,976
DEPRECIATION                              $411,407
TOTAL ASSETS                           $11,936,176
CURRENT LIABILITIES                     $4,481,598
BONDS                                            0
COMMON                                     $13,116
OTHER - SE                              $6,553,326
TOTAL LIABILITIES AND EQUITY           $11,936,176
SALES                                   $2,593,703
TOTAL REVENUES                          $2,658,646
CGS                                     $2,042,254
TOTAL COSTS                             $7,700,285
OTHER EXPENSES                            $141,545
LOSS PROVISION                                   0
INTEREST EXPENSE                        $1,398,913
INCOME PRETAX                          $(6,582,097)
INCOME TAX                                       0
NET LOSS                               $(6,582,097)
EPS PRIMARY                                  $(.68)
EPS DILUTED                                  $(.68)