Form 10QSB
period 2000-06-30
BUSINESS MALL COM INC
filed 2000-08-18
CIK 806277

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549




                           FORM 10-QSB


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarter Period Ended
                        June 30, 2000
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


As of August 18, 2000, there were 14,110,475 shares of Common Stock, $.001 par value outstanding.



PART I - FINANCIAL INFORMATION
Item 1:    Financial Statements

                            BUSINESSMALL.COM, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                           JUNE 30, 		      SEPTEMBER 30,
                                             2000	               1999
               		                         (Unaudited) 		      (Restated)



   ASSETS

Current assets:
	Cash and cash equivalents            	$     45,545      	$      4,197
	Restricted Cash                           	150,000           	123,677
	Notes receivable	                           10,825           	130,000
	Accounts receivable, net	                   13,944                 	-
	Prepaid and other 	                        206,231	            40,459
	Total current assets	                      426,545	           298,333

Property and equipment, net              	2,694,319            	72,945

Other assets:
	Goodwill, net                             	489,583	                 -
	Intangible assets, net                    	295,933            	13,397
	Deferred charges	                          137,600	                 -
	Deposits	                                   75,380             	1,800
	Assets greater than liabilities
  on discontinued operations                      -	         3,293,078

      Total other assets	                   998,496	         3,308,275
	     Total assets                   	$   4,119,360     	 $  3,679,553


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
	Accounts payable                   	 $   1,474,289       $    388,790
	Accrued liabilities:
		Accrued payroll and taxes                	323,467           	311,793
		Other	                                    440,871	           445,344
	Notes payable to related parties          	173,575           	415,200
	Notes Payable	                             478,500                 	-
	Current portion of capital
    lease obligation	                        11,315	            27,901
	Deferred Revenue	                          246,082	                 -
	Deposits on unissued common stock	           5,000 	          151,000

		Total current liabilities               3,153,099 	        1,740,028

Long-term liabilities:
	Convertible debentures                  	2,002,500	                 -
        Long-term debt, net of
            current maturities	                   -           	100,000
	Long-term portion of capital
            lease obligation                      -              2,943

  Total liabilities                    	  5,155,599       	  1,842,971

Stockholders' equity:
	Common stock par value $.001,
 50,000,000	shares authorized,
 13,669,185 and 8,222,122
	shares issued and outstanding at
 June 30,2000 and September 30, 1999,
 respectively	                               13,669	             8,222

	Additional paid-in capital	             22,380,389		        8,546,226

	Accumulated deficit                    (23,430,297)	       (6,717,866)
	Total stockholders' deficit	            (1,036,239)	        1,836,582

                                     		$  4,119,360      	$  3,679,553

            See accompanying notes to condensed financial statements

                          BUSINESSMALL.COM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    							THREE MONTHS ENDED		       NINE MONTHS ENDED
                             							            JUNE 30,			               JUNE 30,
                                           2000	         1999	        2000        1999
                                               (Unaudited) 			           (Unaudited)


REVENUES:	                            $  379,139  	 $      -     	$  383,243	  $       -


COSTS AND EXPENSES:
	Cost of sales                           	90,219	          -         	92,659	          -
	Selling, general & administrative	    3,974,069	    822,364	      8,826,989	   2,386,081

                                       4,143,621    	822,364	      8,919,648	   2,386,081

OPERATING LOSS                       	(3,685,149)  	(822,364)	    (8,536,405)	 (2,386,081)

OTHER INCOME (EXPENSE):
	Other income	                            89,319	     15,352        	129,250    	  15,852
	Interest expense	                      (240,365)   	(41,095)    	(1,595,807)	    (68,782)
	Amortization expense	                       678      (1,067)         (1,264)	     (2,134)
	                                       (150,368)   	(26,810)    	(1,467,821)	    (55,064)

LOSS FROM CONTINUING OPERATIONS      	(3,835,517)  	(849,174)	   (10,004,226)	 (2,441,145)

DISCONTINUED OPERATIONS:
	Loss from discontinued operations     	(286,604)	  (318,780)	      (699,992)	   (492,647)
    Loss from sale of discontinued
         operations	                  (6,975,116)          -     	(6,975,116) 	         -


NET LOSS	                          $ (11,097,237)$ (1,167,954)	$ (17,679,334)	$(2,933,792)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING        	14,254,134   	6,663,513    	11,746,982	   6,546,193

NET LOSS PER SHARE -
    Basic and Diluted:
         From Continuing Operations	      $(.27)       $(.13)         $(.85)       $(.37)
         From Discontinued Operations	    $(.51)       $(.05)         $(.66)       $(.08)
         From Continuing and
              Discontinued Operations     $(.78)       $(.18)        $(1.51)       $(.45)


                See accompanying notes to condensed financial statements.

                              BUSINESSMALL.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           NINE MONTHS ENDED
		                                                              JUNE 30,
                                                             2000 	      1999
		                                                        (Unaudited) 	(Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
	Net Loss from continuing operations		                 $ (10,004,226)	 $ (2,441,145)
	Adjustments to reconcile net loss to
		net cash flows used in operating activities:
		  Depreciation and amortization		                          211,350       	 13,538
		  Bad debt expense		                                           477	             -
		  Issuance of stock for services and interest
                                                           5,580,184   	  1,443,380
		  Change in assets and liabilities
		  	Decrease (increase) in accounts receivable
                                                             109,733       	(25,534)
			Increase in prepaid and other		                          (165,772)	     (358,437)
			Increase in accounts payable		                          1,085,499	       189,971
			Decrease in accrued liabilities	                        	(354,547)	      (86,142)
			Increase in deferred revenue   	                          246,082	             -

	Net cash flows used in operating activities         		   (3,291,220)	   (1,264,369)

CASH FLOWS FROM  INVESTING ACTIVITIES:

	Purchase of property and equipment                     		(1,514,704)      	(18,369)
	Decrease in notes receivable		                              130,000	             -
	Purchase of intangible assets	                        	    (281,022)	         (400)
	Increase in loans to stockholders		                         (10,825)      	 (7,350)
	Increase in restricted cash		                              (150,000)	            -
	Increase in deposits		                                      (73,580)        (1,000)
	Cash acquired from merger		                                       -	        21,709

	Net cash used in investing activities	              	    (1,900,131)	       (5,410)

CASH FLOWS FROM FINANCING ACTIVITIES:

	Issuance of long term debt                                      		-      	 100,000
	Costs of raising capital		                                        -         	    -
	Issuance of common stock		                                3,268,800      	 208,000
	Decrease in loans from stockholders		                      (241,625)     	 (18,000)
	Proceeds from line of credit		                                    -     	1,110,321
	Increase in convertible debentures		                      2,002,500	             -
	Proceeds from issuance of notes payable		                   200,000	        17,500
	Payments on long-term debt		                               (100,000)             -
	Payments on capital lease obligations		                     (19,529)	      (12,302)
	Proceeds from deposits on unissued common stock	                  -	       426,000

	Net cash flows provided by financing activities		         5,110,146	     1,831,519

Net cash provided by (used in) discontinued operations		     122,553       (443,720)


NET CHANGE IN CASH AND CASH EQUIVALENTS                     		41,348	       118,020

CASH AND CASH EQUIVALENTS, BEGINNING OF  PERIOD		              4,197	         7,730

CASH AND CASH EQUIVALENTS, END OF  PERIOD	           	   $    45,545	   $   125,750

SUPPLEMENTAL INFORMATION:
	Cash paid for interest		                                $    39,203	   $    66,782
	Conversion of debt into common stock
                                                             833,200	     1,510,321
	Common stock issued for property and equipment		          1,386,585              -
	Common stock issued for acquisition	                  	     500,000      4,517,443


               See accompanying notes to condensed financial statements.

                            BUSINESSMALL.COM, INC.
           NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. Management believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, for the year ended September 30, 1999 as presented in the Company's annual report on Form 10-K.

NOTE 2 - REVENUE RECOGNITION POLICY

Revenues are recognized as the services are performed or when the goods are delivered. Deferred revenue consists primarily of annual fees paid in advance.

NOTE 3 - DISCONTINUED OPERATIONS AND ACQUISITIONS

On June 14, 2000, the Company sold its 83.2% stake in CCC Communications Corporation ("CCC") for nominal consideration. The Company has also agreed to compensate the buyer for certain costs amounting to $278,500, which is included in notes payable. The Company has agreed to use its best efforts to purchase the remaining issued and outstanding shares of CCC for approximately 643,679 shares of its common stock. Immediately thereafter, the Company will transfer the remaining 16.8% of CCC to the purchaser. The Company did not recognize any tax benefits associated with the resulting losses.

The carrying value of the net assets of discontinued operations at September 30, 1999 were as follows:

Current Assets                                               $   509,204
Total Assets                                                   5,248,366

Current Liabilities                                            1,794,011
Total Liabilities                                              1,955,288

Assets greater than Liabilities on
Discontinued Operations                                    		  3,293,078

Sales                                                         $4,512,368



During 2000, the company acquired the assets of The Yellow Page Directory, Inc. in a business combination accounted for as a purchase. The company purchased the fixed assets, URL domain name, and customer relationships for 200,000 shares of common stock. At June 30, 2000 the entire $500,000 purchase price has been preliminarily allocated to goodwill.


NOTE 4 - NOTES PAYABLE

During the nine months ended June 30, 2000, the Company issued 9% convertible subordinated debentures due December 31, 2001 in the aggregate principal amount of $502,500. As of June 30, 2000, the Company had an aggregate principal amount of $502,500 of these debentures issued and outstanding.

Each debenture allows the holder to convert the debentures, in whole or in part, into shares of the Company's common stock at a fixed conversion rate of $1.50 per share. In connection with the issuance of these debentures, for each $1.50 invested, the debenture holder also received one common stock purchase warrant. Each warrant is immediately exercisable at the rate of $1.50 per share and expires on December 31, 2002.

During the nine months ended June 30, 2000, the Company issued 10% convertible subordinated debentures due March 31, 2003 in the aggregate principal amount of $1,500,000. Interest is payable in cash or in shares of common stock at the holder's option, upon conversion, redemption or maturity. These debentures, as amended, have a variable conversion price, equal to the lower of .75 of the average closing bid price of the Company's common stock for the three trading days preceding the initial closing date or the conversion date. Based on the closing date, the conversion price of these debentures was $3.44 per share. In conjunction with the issuance of this debenture, the company issued warrants to purchase 375,000 common stock purchase warrants. The warrants, as amended, are exercisable at a price of $1.00 per share and expire March 31, 2003. Contemporaneously with the execution of the debenture, the company placed 1,148,196 shares of common stock with an escrow agent for the conversion of the debentures and warrants. The common shares are not considered outstanding at June 30, 2000.

The company recognized approximately $214,000 and $886,000 of interest expense for the beneficial conversion features associated with these debentures during the three and nine months ended June 30, 2000, respectively.

On July 10, 2000, the Company issued $555,000 of additional 10% convertible subordinated debentures due March 31, 2000 under the same general terms as denoted previous. In conjunction with the issuance of this debenture, the Company issued warrants to purchase 370,000 common stock purchase warrants at an exercise price based at the July 10, 2000 closing bid price.

The Company incurred $478,500 of debt related to the sale of CCC Communications. The six debt instruments bear interest at rates from 0% to 6% and are due between July 14, 2000 and September 18, 2000. The Company is currently in default on five of these notes, totaling $458,500 in principal. The debt instruments include penalties that increase the interest rate to 18% after the maturity date with an assessment of a 5% late payment fee. The instruments are secured by the fixed assets of the Company. In conjunction with the default, the creditors have filed a petition for bankruptcy (see note 6).



NOTE 5 - STOCKHOLDERS' EQUITY

Earnings (Loss) per share

  Earnings (loss) per share are computed using the basic and diluted
calculations on the face of the statement of operations.   The shares
outstanding, 13,669,185, listed on the face of the income statement is less than the weighted average shares outstanding used in the earnings per share calculation for two reasons. In accordance with the agreement to purchase CCC Communications on December 31, 1998, as amended, the Company is required to issue 875,000 additional shares to the former CCC Communications shareholders. In addition, there are 643,679 shares required to be issued to complete the divestiture of CCC Communications. While the costs associated with these transactions have been recognized, neither of these issuances were completed at June 30, 2000. As a result, these shares were not included in the shares outstanding at June 30, 2000, but were included in the weighted average shares to calculate the loss per share.


Private Placement Shares

During the nine months ended June 30, 2000, the company raised approximately $3.4 million in a private placement offering of common stock valued at $2.50 per share (1,367,800 shares). Each share issued is accompanied by a one-year warrant to purchase one additional share at a price of $2.50.

Shares Issued for Services

During the nine months ended June 30, 2000, the company issued shares of common stock valued at approximately $3.5 million in lieu of cash payments for the fair value of services rendered or the value of common stock where applicable. The stock was valued at the closing bid price on the date of the agreement, said price ranging from $0.56 to $2.50 per share.

Shares Issued to Retire Debt

During the nine months ended June 30, 2000, the company issued 635,642 shares of common stock in exchange for the retirement of approximately $1.0 million of indebtedness with third-party investors.

The company also issued 1,020,470 shares of common stock to related parties in exchange for the retirement of approximately $900,000 of indebtedness. These shares were recorded at a value of $1.50 per share, resulting in approximately $700,000 in interest expense.

Other Transactions

As part of the finalization of the 1999 reverse merger with Marquee Entertainment Corp, the Company will issue a tender offer to the remaining 17% minority shareholders of Progressive Telecommunications, Inc. (a Florida corporation). This could result in approximately 1.2 million shares of additional common stock of the Company becoming outstanding if all the minority shares are tendered.

In connection with employment and consulting agreements, including those discussed above, the company issued warrants and options to purchase approximately 864,000 shares of common stock at prices ranging from $.5625 to $2.50 during the nine months ended June 30, 2000.


NOTE 6 - CONTINGENCIES

On June 21, 2000, the Company was named as defendant in an arbitration filed with the American Arbitration Association in Atlanta, Georgia. The Claimant, James Maguire, a former employee, alleges breach of his employment agreement. The Claimant seeks all monies and securities due him pursuant to the terms of his employment agreement, filed on November 16, 1999 under a Form S-8 Registration Statement with the Securities and Exchange Commission. The Company has filed an answering statement. Included therein the Company made nine affirmative defenses, including that Maguire repudiated the employment agreement by stating he had no intention to perform under the terms of the agreement, wrongful acts, failure to perform, doctrine of unclean hands, doctrine of estoppel and bad faith. The Company intends to defend this matter vigorously and is contemplating making a counterclaim against Mr. Maguire.

On August 11, 2000 an involuntary petition to place the Company into bankruptcy was filed on behalf of CCC Communications Corp., Forcedmatrix.com, Inc. and ITS Billing, Inc., in the United States Bankruptcy Court, Middle District of Florida. All three of these entities are managed and beneficially owned by Damian Freeman, a former employee of the Company. The Company intends to move to dismiss the petition, which counsel has advised may have been filed without merit and which management believes was filed in bad faith.



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company originally was a fully integrated provider of advanced telecommunications and communications management services to businesses through its subsidiary, CCC Communications Corp. The Company disposed of this operation on June 14, 2000 and is pursuing other lines of business that are explained below.

BusinessMall.com (the "Company"), a Nevada Corporation, is both an Internet portal and an e-commerce site focused on providing businesses a one-stop solution for all of their business product, service and information needs, as well as providing a safe and secure place for them to conduct business, all under one virtual roof. BusinessMall.com was developed to raise the standards in products and services and to become the industry leader of business-to-business
(B2B) commerce on the Internet by providing businesses worldwide a universal platform on which to transact business electronically. Specifically, BusinessMall.com targets the vast and lucrative SOHO (small office-home office) and SMB (small to mid-sized) market. BusinessMall.com has also implemented a customer/member support staff and technology infrastructure to promote the services provided on the BusinessMall, including access to live online customer service agents available twenty-four hours a day, seven days a week, that the Company considers unsurpassed in the B2B e-commerce industry.

The foundation of BusinessMall.com is TheYellowPageDirectory.com (YPD). The YPD is an Internet directory that provides enhanced listings and a multitude of bundled services to potentially millions of business owners specifically targeting the SOHO and SMB markets. The YPD is housed in a recently opened 73,000 square foot facility and works in conjunction with an E-Contact Solutions Center (E-csc), which has state-of-the-art computer telephony software and equipment. The facility can accommodate 1000+ people on site and at least three times that many virtual employees.

RESULTS OF OPERATIONS

The Company had revenue from continuing operations of $379,000 for the three months ended
June 30, 2000 compared to none during the three months ended June 30, 1999. Gross profit for the three months ended June 30, 2000 was $289,000 compared to zero for the three months ended June 30, 1999. The increase in revenue and gross profits is attributable to the start-up in operations of The Yellow Page Directory.com, Corp.

The Company had revenue from operations of $383,000 for the nine months ended June 30, 2000 compared to zero during the nine months ended June 30, 1999. Gross profit for the nine months ended June 30, 2000 was $291,000 compared to zero for the nine months ended June 30, 1999. The increase in revenue and gross profits is attributable to the start-up in operations of The Yellow Page Directory.com, Corp.

Selling, general and administrative expenses were $4,053,000 for the three months ended June 30, 2000 compared to $822,000 for the three months ended June 30, 1999. The increase in expenses resulted from the start-up of The Yellow Page Directory.Com Corp. and BusinessMall.Com, Inc. The Company incurred approximately $1,507,000 in payroll, $1,095,000 in legal and consulting fees and $198,000 in advertising expense related to the start up.

Selling, general and administrative expenses were $8,906,000 for the nine months ended June 30, 2000 compared to $2,386,000 for the nine months ended June 30, 1999. The increase in expenses resulted from the start-up of The Yellow Page Directory.Com Corp. and BusinessMall.Com, Inc.
The Company recorded approximately $2,694,000 in payroll costs, $2,290,000 in legal and consulting fees and $358,000 in advertising expense related to the new business direction.

Net loss from discontinued operations of $287,000 for the three months ended June 30, 2000 approximated the net loss from discontinued operations of $319,000 for the three months ended June 30, 1999.

Net loss from discontinued operations was $700,000 for the nine months ended June 30, 2000 compared to $493,000 for the nine months ended June 30, 1999. The increase in the net loss is attributable to the increased competition in the telecommunications business.

The Company sold its subsidiary, CCC Communications, Corp., on June 14, 2000 resulting in a net loss from the sale of discontinued operations of $6,975,000. This loss is mainly the result of the writing off of goodwill associated with the original acquisition of CCC.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,291,000 for the nine months ended June 30, 2000 compared to $1,264,000 for the comparable period in 1999. The change was primarily due to the increased net cash loss of $3,228,000 offset by a net increase in accounts payable, accrued liabilities and deferred revenue of
$873,000.   The net cash loss was calculated as the net loss from continuing operations adjusted for depreciation, amortization, bad debt expense, and the issuance of stock for services and interest.

Net cash used for investing activities was $1,778,000 for the nine months ended June 30, 2000 compared to $5,000 for the comparable period in 1999. The increase is primarily due to leasehold improvements on a new facility for The Yellow Page Directory.Com Corp.

Net cash provided by financing activities was $5,110,000 for the nine months ended June 30, 2000 compared to $1,388,000 for the comparable period in 1999. During the nine months ended June 30, 2000, the Company raised $3,269,000 through private placements and issued $2,002,000 in convertible debentures.

As of June 30, 2000, the Company had approximately $46,000 of cash and short-term investments. The Company has experienced negative cash flows since inception and expects the negative cash flow to continue until the Company and its subsidiaries generate significant revenue. This negative cash flow and the resultant decrease in cash and short-term investments have resulted in the Company becoming delinquent in the payment of current liabilities, including being in default on certain notes payable. The Company expects that the monthly negative cash flow will decrease as a result of increased activities related to BusinessMall.Com and The Yellow Page Directory.Com. The Company's future success is highly dependent upon its continued access to sources of financing which it believes are necessary for the continued advertising and marketing of the Company's Internet websites. In the event the Company is unable to maintain access to its existing financing sources, or obtain other sources of financing, there would be a material adverse effect on the Company's business, financial position and results of operations.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. See also additional risk factors discussed in the Company's previous filings with the Securities and Exchange Commission. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.








PART II - OTHER INFORMATION


Item 1.	  Legal Proceedings

From time to time, the Company is a party to litigation, which arise, in the normal course of business. There is no litigation pending, or threatened that, if determined adversely, would have a material effect upon the business or financial condition of the company.

During 1998, in the Circuit Court of the 17th Judicial Circuit, in and for Broward Country, Florida, case no. 98-010111(04), a lawsuit was filed against the Company and the two principals of the Company, individually, alleging breach of fiduciary duties while the two principals were employees of a cable television and satellite installation company. In addition, the suit alleges usurped corporate opportunities belonging to the other company, tortious interference with business relations, misrepresentations, and the taking of business belonging to the other company, resulting in the ultimate demise of the cable television and satellite installation company. It is management's belief that the allegations are without merit, that the outcome appears to be favorable, and they intend to vigorously defend and/or prosecute these matters. A mediator has been appointed and the case will be heard on August 31, 2000.

On April 17, 2000, the Company was named as defendant in an arbitration filed with the American Arbitration Association in Orlando, Florida. The Claimant, Matthew Gillio and Matthew Gillio Enterprises, Ltd. allege claims of breach of contract, breach of fiduciary duty and fraud. The claim arises out of certain agreements entered into between the Company's majority owned subsidiary and the claimant. The claim seeks $45,000 and securities of the Company. The Company's position is that Mr. Gillio provided absolutely no services on its behalf and, in fact, directed the Company to enter into agreements with third parties which resulted in the Company paying fees to third parties without receiving any benefit in return. The Company has defended this matter vigorously and filed a counterclaim against Mr. Gillio. The Company filed a motion to strike punitive damages and a motion to dismiss the arbitration. On July 24, 2000, these motions were denied without prejudice with leave to allow the parties to readdress the motions during the arbitration hearing. On July 24, 2000 the Claimant filed a motion for summary judgment on the Company's counterclaim, or alternatively, motion for judgment on the pleadings or alternatively, answer to statement of counterclaim. The Company responded to the motions. As of today's date no decision has been rendered as to these pleadings.

On June 21, 2000, the Company was named as defendant in an arbitration filed with the American Arbitration Association in Atlanta, Georgia. The Claimant, James Maguire, a former employee, alleges breach of his employment agreement. The Claimant seeks all monies and securities due him pursuant to the terms of his employment agreement, filed on November 16, 1999 under a Form S-8 Registration Statement with the Securities and Exchange Commission. The Company has filed an answering statement. Included therein the Company made nine affirmative defenses, including that Maguire repudiated the employment agreement by stating he had no intention to perform under the terms of the agreement, wrongful acts, failure to perform, doctrine of unclean hands, doctrine of estoppel and bad faith. The Company intends to defend this matter vigorously and is contemplating making a counterclaim against Mr. Maguire.

On August 11, 2000 an involuntary petition to place the Company into bankruptcy was filed on behalf of CCC Communications Corp., Forcedmatrix.com, Inc. and ITS Billing, Inc., in the United States Bankruptcy Court, Middle District of Florida. All three of these entities are managed and beneficially owned by Damian Freeman, a disgruntled former employee of the Company. The Company intends to move to dismiss the petition, which counsel has advised may have been filed without merit and which management believes was filed in bad faith.

Item 2:  Changes in Securities

		(a)	None

		(b)	None

		(c)	None

		(d)	Not Applicable


Item 3.	  Defaults upon Senior Securities

		The Company incurred $478,500 of debt related to the sale of CCC Communications. The six debt instruments bear interest at rates from 0% to 6% and are due between July 14, 2000 and September 18, 2000. The Company is currently in default on five of these notes, totaling $458,500 in principal.
The debt instruments include penalties that increase the interest rate to 18% after the maturity date with an assessment of a 5% late payment fee. The instruments are secured by the fixed assets of the Company.

Item 4.	  Submission of Matters to a Vote of Security Holders

		None

Item 5.	  Other Information

	On June 14, 2000, the Company sold its 83.2% stake in CCC Communications Corporation ("CCC") for nominal consideration. The Company has also agreed to compensate the buyer for certain costs amounting to $278,500, which is included in notes payable. The Company had agreed to complete the purchase of the remaining issued and outstanding shares of CCC for approximately 643,679 shares of its common stock. Immediately thereafter, the Company will transfer the remaining 16.8% of CCC to the purchaser.

On August 11, 2000 an involuntary petition to place the Company into bankruptcy was filed on behalf of CCC Communications Corp., Forcedmatrix.com, Inc. and ITS Billing, Inc., in the United States Bankruptcy Court, Middle District of Florida. All three of these entities are managed and beneficially owned by Damian Freeman, a former employee of the Company. The Company intends to move to dismiss the petition, which counsel has advised may have been filed without merit and which management believes was filed in bad faith.


Item 6.	   Exhibits and Reports on Form 8-K

	(a)	The following exhibits are filed as part of this report:

	27	Financial Data Schedule

(b)	Reports on Form 8-K

(i) A Form 8-K was filed by the Company dated April 12, 2000 and filed April
                                    12, 2000

(ii)	A Form 8-K was filed by the Company dated June 23, 2000 and filed June
28
	28, 2000.

(iii)  A Form 8-K was filed by the Company dated June 29, 2000 and filed July 7,


                                                             SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   August 18, 2000			BUSINESSMALL.COM, INC.



           						By:	/s/ Barry L. Shevlin
                    Barry L. Shevlin, CEO and Principal
                    Executive and Principal Financial Officer

EXHIBIT 27

ARTICLE 	5
MULTIPLIER

PERIOD - TYPE	9 MONTHS
FISCAL YEAR END	SEPTEMBER 30
PERIOD END	JUNE 30, 2000
CASH                   	                                 $45,545
RECEIVABLES                                              $13,944
ALLOWANCES                                               $     -
INVENTORY                                                $	    -
CURRENT ASSETS                                          $426,545
DEPOSITS                                                 $75,380
PP&E                                                  $2,914,906
DEPRECIATION                                            $220,587
TOTAL ASSETS                                          $4,119,360
CURRENT LIABILITIES                                   $3,153,099
BONDS                                                 $2,002,500
COMMON                                                   $13,669
OTHER - SE                                           $(1,049,908)
TOTAL LIABILITIES AND EQUITY                          $4,119,360
SALES                                                   $383,243
TOTAL REVENUES                                          $383,243
CGS                                                      $92,659
TOTAL COSTS                                           $8,919,648
OTHER EXPENSES                                         $(127,986)
LOSS PROVISION                                                 0
INTEREST EXPENSE                                      $1,595,807
LOSS FROM DISCONTINED
    OPERATIONS                                       $ 7,675,108
INCOME PRETAX                                       $(17,679,334)
INCOME TAX                                                     0
NET LOSS                                            $(17,679,334)
EPS PRIMARY                                               $(1.51)
EPS DILUTED                                               $(1.51)